Form 10-K405
period 1996-12-31
PS GROUP HOLDINGS INC
filed 1997-03-27
CIK 1013834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-K
(Mark One)
  X    Annual report pursuant to section 13 or 15(d) of the Securities Exchange
 ---   Act of 1934 for the fiscal year ended December 31, 1996 or

       Transition report pursuant to section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934


COMMISSION FILE NUMBER:  1-7141

                            PS GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                      33-0692068
      (State or other jurisdiction of         (IRS employer
       incorporation or organization)       identification no.)

   4370 LA JOLLA VILLAGE DRIVE, SUITE 1050
            SAN DIEGO, CALIFORNIA                  92122
   (Address of principal executive offices)     (Zip code)

      Registrant's telephone number, including area code:  (619) 642-2999

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class   Name of each exchange on which registered
             -------------------   -----------------------------------------
        Common Stock - $1 par value        New York Stock Exchange
                                           Pacific Exchange


       Securities registered pursuant to Section 12(g) of the Act:  none.

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $76,781,109 as of March 18, 1997

   * Assumes Berkshire Hathaway Inc. (and its subsidiaries) and ESL Partners, L.P., owning approximately 19.9% and 19.7%, respectively, of the outstanding shares of common stock of the Company on March 18, 1997 are not affiliates of the Company.

   The number of shares of common stock outstanding as of March 18, 1997 was
                                   6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended December 31, 1996             PART I and PART II
Portions of Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders                   PART III

================================================================================

                                     PART I

                               ITEM 1.  BUSINESS

                                    GENERAL

PRINCIPAL BUSINESSES

     The principal businesses of PS Group Holdings, Inc. (the Company), which are conducted through subsidiaries, are aircraft leasing (PS Group, Inc.), fuel sales and distribution (PS Trading, Inc.), and oil and gas production and development (Statex Petroleum, Inc.).

REORGANIZATION AND RESTRICTIONS ON THE TRANSFER OF SHARES OF THE COMPANY

     On June 5, 1996, the Company and PS Group, Inc. (PSG) completed a holding company reorganization (the Reorganization) that was approved at the 1996 Annual Meeting of Stockholders of PSG on that date. As a result of the Reorganization, each share of PSG was converted, on a tax-free basis, into one share of the Company. The Reorganization did not result in any change in the consolidated financial condition, business or assets of PSG. The Reorganization was accounted for on an historical cost basis and thus the financial statements for periods prior to the Reorganization have not been restated. The sole purpose of the Reorganization was to help preserve PSG's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. The Reorganization was intended to accomplish this purpose by imposing certain restrictions on the transfer of shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" on June 5,1996 as defined in Article XI of the Company's Restated Certificate of Incorporation, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition.

STATE OF INCORPORATION AND EXECUTIVE OFFICES

     The Company was incorporated in Delaware in 1996, and through the Reorganization became the successor corporation to PSG. PSG was incorporated in Delaware in 1972 as the successor to a California corporation originally incorporated in 1945. The Company has its principal executive offices at 4370 La Jolla Village Drive, Suite 1050, San Diego, California, 92122; telephone number
(619) 642-2999.

SEGMENT INFORMATION

     Certain information required by "ITEM 1. BUSINESS" is incorporated by reference from pages 8 through 19 of the Company's 1996 Annual Report to Shareholders. This incorporated information includes financial information about the Company's business segments. Additional disclosure is made in this Form 10-K.

CORPORATE EMPLOYEES

     As of December 31, 1996, the Company had no employees. The corporate staff of PSG consisted of 7 full-time employees who manage the aircraft leasing operations and perform administrative functions including administrative services to the Company. The PSG corporate staff also provides some administrative services to its subsidiaries for which it is reimbursed. None of the employees of PSG or its subsidiaries are covered by union contracts.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in, or incorporated by reference into this 1996 Annual Report on Form 10K may be deemed forward-looking, such as information relating to the future prospects of PSG's aircraft leases, the consequences of any unscheduled return of aircraft under lease, PS Trading Inc.'s prospects, plans for expansion of Statex Petroleum, Inc., the availability of certain tax benefits and the amount of otherwise-taxable income against which such benefits may be offset. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to, the impact of the financial condition and results of operations of the lessees of PSG's aircraft, the impact of economic conditions on each business segment, the impact of competition, the impact of governmental legislation and regulation and possible future changes therein, and other risks detailed in this 1996 Annual Report on Form 10K and in filings the Company has made with the Securities and Exchange Commission.


                         CERTAIN ADDITIONAL INFORMATION

PS TRADING, INC. (PST) -- FUEL SALES AND DISTRIBUTION

     RISKS. PST's operations are subject to all risks inherent in the business of fuel sales and distribution including fuel spillage and distribution accidents, which could result in damage to or destruction of property, or could result in personal injury or loss of life. Such an event could result in substantial cost to PST. PST carries substantial insurance coverage but may not be fully insured against all such risks.

     ECONOMIC AND COMPETITIVE FACTORS AFFECTING PST. Virtually every refiner and reseller of refined petroleum products who sell in PST's market areas (including other large distributors and major oil companies) is a competitor or potential competitor of PST for the sale of its products. Many of these companies have greater financial resources and broader marketing capabilities than PST. In some instances competitors, especially refiners, may have lower costs for the refined petroleum products they sell and may thus be in a favorable position to offer product prices to PST's customers lower than those PST can offer.

     ENVIRONMENTAL ISSUES. Since PSG or PST own or lease fuel storage facilities or pipelines at several locations and since PST contracts with independent companies to deliver fuel on its behalf, it is possible that future claims may be made against PSG or PST regarding potential soil and groundwater pollution. See "ITEM 3. LEGAL PROCEEDINGS" for one current matter at San Francisco International Airport in which an investigatory and remediation order has been issued by the California Regional Water Quality Control Board, San Francisco Region. Typically PST operates at locations served by other companies including major airlines, oil companies and airports, most of which have greater financial resources and higher levels of operations at the locations served than PST.

STATEX PETROLEUM, INC. (STATEX) - OIL AND GAS PRODUCTION AND DEVELOPMENT

     ACREAGE. The following table sets forth, by states, Statex well ownership and producing acreage as of December 31, 1996:

                          Gross Wells        Net Wells      Producing Acres
                         -------------    --------------    ---------------
                          Oil     Gas      Oil      Gas      Gross     Net
                         -----   -----    ------   -----    ------   ------
     Louisiana              -       2          -   0.04         22        3
     New Mexico             1       -       0.06      -        120        8
     North Dakota           1       -       1.00      -        304      304
     Oklahoma               1      17       0.03   6.16      6,154    1,931
     Texas                184       8     137.98   1.79     17,647    9,534
                         --------------------------------------------------
        Total             187      27     139.07   7.99     24,247   11,780

The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1996:

                                          Acres
                                    -----------------
                                     Gross       Net
                                    -----------------
                    Oklahoma         1,708       214
                    Texas            4,527     2,280
                                    -----------------
                         Total       6,235     2,494

     RISKS. Statex's operations are subject to all risks inherent in the exploration for and production of oil and gas, including blowouts, cratering and fires, which could result in damage to or destruction of oil and gas wells or formations, producing facilities or property, or could result in personal injury or loss of life. Such an event could result in substantial cost to Statex and could have a material adverse effect upon its financial condition if Statex is not fully insured against such risk. Statex carries substantial insurance coverage but may not be fully insured against all such risks.

     GOVERNMENTAL REGULATION AND ENVIRONMENTAL ISSUES. Statex's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations and returns are affected by tax and other laws relating to the petroleum industry, changes in such laws and constantly changing administrative regulations. In addition, oil and gas operations are subject to regulation, interruption and termination by governmental authorities for environmental issues and other considerations. Additionally, in most, if not all, areas where Statex conducts activities, there are statutory provisions regulating the production of oil and gas. These provisions allow administrative agencies to promulgate rules in connection with the operation and production of both oil and gas wells, including the method of developing new fields, spacing of wells and the maximum daily production allowable for both oil and gas wells and various environmental issues.

     ECONOMIC AND COMPETITIVE FACTORS AFFECTING STATEX. Statex is engaged primarily in the production and sale of crude oil and natural gas. Statex has literally hundreds of competitors, most of which are larger and have greater resources than Statex. Oil and natural gas are fungible commodities and, as such, the prices Statex receives for its products are directly related to the open market price for such products at the time of sale. These prices generally fluctuate and are for the most part controlled by the laws of supply and demand. The price for oil is particularly driven by worldwide production and demand. Statex has virtually no control over the establishment of prices for its products. To the extent there should be an oversupply of product and resulting lower prices, Statex's revenues would be negatively impacted.

                              ITEM 2.  PROPERTIES

                 EXECUTIVE OFFICES AND OTHER GROUND FACILITIES

     The Company's executive offices and principal administrative offices are located at 4370 La Jolla Village Drive, Suite 1050, San Diego, California under a five-year lease entered into by PSG expiring in mid-2001. At December 31, 1996, PSG leased approximately 3,000 square feet for executive offices. Base rent for the first 22 months of the lease totals approximately $512,000, and base rent for the remaining 38 months totals approximately $211,000.

     PST owns an 8,000 square foot building located at 17742 Preston Road,
Dallas, Texas which is used as its administrative offices.   In addition, PST's
wholesale operation leases 1,560 square feet for administrative offices at 5620 Birdcage Street, Suite 130, Citrus Heights, California for an annual rent of $23,000.

     Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas at a rental of $34,900 for 1997 and $23,400 for the nine-month period ending in September 1998. There is a 2-year renewal option at 95% of current market rates. For information regarding Statex oil and gas properties see "Statex Petroleum, Inc. (Statex) - Oil and Gas Production and Development" under "ITEM 1. BUSINESS".

     The Company believes that its present properties are adequate for its business in light of its current operations.

                                FLIGHT EQUIPMENT

     The aircraft owned by PSG as of March 18, 1997 are listed in the following table.

       Type of Aircraft                    Number Owned
       ----------------                    ------------
       British Aerospace BAe 146-200          10 (a)
       McDonnell Douglas MD-80                 7 (b)
       Boeing 737-300                          2 (c)

Notes:

     (a) These aircraft are all leased to US Airways, Inc. for terms expiring in 2000.

     (b) Six MD-80s are leased to US Airways, Inc. for terms expiring from 1998 to 2004. One is leased to Continental Airlines, Inc. for a term expiring at the beginning of 2008.

     (c) One aircraft is leased to Continental for a term expiring at the beginning of 2008. One aircraft is leased to America West Airlines for a term expiring in 2006.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company, along with numerous other companies including major airlines, major oil companies and the owner of the San Francisco International Airport (most of which have greater financial resources than the Company), is under an order dated October 28, 1994 by the California Regional Water Quality Control Board, San Francisco Region, to participate in the investigation, remediation and monitoring of actual or alleged soil and groundwater pollution at San Francisco International Airport. The Company and other potentially responsible parties subject to the order are complying with the order. No litigation has been filed or is pending concerning this matter. The Company intends to vigorously defend any suits that may be filed.


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

None.

              ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and certain additional information concerning the executive officers of the Company.


                                 Age on
                                March 1,       Positions with the Company
           Name                   1997          and Principal Occupation
-----------------------------   --------       ---------------------------------
Lawrence A. Guske                52            Vice President - Finance and
                                               Chief Financial Officer of the
                                               Company since January 15, 1996,
                                               Vice President -Finance and Chief
                                               Financial Officer of PSG since
                                               1987.

Charles E. Rickershauser, Jr.    68            Chairman of the Board, Chief
                                               Executive Officer and a director
                                               of the Company since January 15,
                                               1996, Chairman of the Board of
                                               PSG since 1991, a director of PSG
                                               since 1984 and Chief Executive
                                               Officer of PSG since October
                                               1994. From 1980 until 1986 he was
                                               Chairman of the Board and Chief
                                               Executive Officer of the Pacific
                                               Stock Exchange Incorporated. From
                                               1986 until his retirement in 1990
                                               he was a partner in the law firm
                                               of Fried, Frank, Harris, Shriver
                                               & Jacobsen.

Johanna Unger                    48            Vice President, Secretary and
                                               Controller of the Company since
                                               January 15, 1996, Vice President
                                               and Controller of PSG since 1988
                                               and Secretary of the PSG since
                                               1994.

     There are no family relationships between any of the Company's executive officers. Each of the Company's executive officers is elected annually and serves at the pleasure of the Board of Directors.

                                    PART II

     The information required by Items 5, 6, 7 and 8 of this Part II are hereby incorporated by reference from page 1 and the pages 8 through 43 of the Company's 1996 Annual Report to Shareholders.

     ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

     ITEM 6.   Selected Financial Data

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     ITEM 8.   Financial Statements and Supplementary Data


      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     Not applicable.



                                   PART III

     The information called for by Part III, Items 10 through 13, is incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or prior to April 30, 1997. Certain information concerning the Executive Officers of the Company is included in Part I, supra. See "ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY."



                                    PART IV

                    ITEM 14.  FINANCIAL STATEMENTS, EXHIBITS
                            AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

     1. Financial Statements:  See Index to Financial Statements, Page F-1.
     2. Exhibits:  See Index to Exhibits following Page F-2.

(b)  Reports on Form 8-K

     December 10, 1996     Reported a special cash distribution of $1.50 per
                           share was to be paid December 31, 1996. Also reported that the board of directors of the Company had been expanded from seven to nine members and that William
                           H. Borthwick and Steven D. Broidy had been appointed as the two new directors.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


     DATED: March 27, 1997.


                            PS GROUP HOLDINGS, INC.
                            (Registrant)


                            By: /s/ Lawrence A. Guske
                            _________________________________

                            LAWRENCE A. GUSKE
                            Vice President - Finance
                            and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lawrence A. Guske and Johanna Unger, and each of them, as attorneys-in-fact, on his or her behalf, individually and in each capacity stated below, to sign and file any amendment to this Form 10-K Annual Report.

          SIGNATURE                           TITLE                   DATE
--------------------------------   ---------------------------   --------------


/s/  C. E. Rickershauser, Jr.      Chairman of the Board,        March 27, 1997
--------------------------------   Chief Executive Officer
(C. E. Rickershauser, Jr.)


/s/  J. P. Guerin                  Vice Chairman of the Board    March 27, 1997
--------------------------------
(J. P. Guerin)


/s/  Lawrence A. Guske             Vice President -              March 27, 1997
--------------------------------   Finance and Chief
(Lawrence A. Guske)                Financial Officer
                                   (principal financial
                                   officer)


/s/  Johanna Unger                 Vice President, Controller    March 27, 1997
--------------------------------   and Secretary (principal
(Johanna Unger)                    accounting officer)


/s/  Robert M. Fomon               Director                      March 27, 1997
--------------------------------
(Robert M. Fomon)


/s/ William H. Borthwick           Director                      March 27, 1997
--------------------------------
(William H. Borthwick)


/s/ Steven D. Broidy               Director                      March 27, 1997
--------------------------------
(Steven D. Broidy)


/s/  Donald W. Killian, Jr.        Director                      March 27, 1997
--------------------------------
(Donald W. Killian, Jr.)


/s/  Gordon C. Luce                Director                      March 27, 1997
--------------------------------
(Gordon C. Luce)


/s/ Christopher H.B. Mills         Director                      March 27, 1997
--------------------------------
(Christopher H.B. Mills)


/s/ Joseph S. Pirinea              Director                      March 27, 1997
--------------------------------
(Joseph S. Pirinea)

                            PS GROUP HOLDINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                 [ITEM 14(A)]

                                                              Page Reference
                                                        ------------------------------

                                                                        Annual
                                                                        Report to
                                                          Form 10-K     Stockholders
                                                        -------------   --------------

Report of Ernst & Young LLP, independent auditors                                41

Consolidated statements of financial position at
 December 31, 1996 and 1995                                                      23

Consolidated income statements for each of
 the three years in the period ended
 December 31, 1996                                                               24

Consolidated statements of cash flows for each of
 the three years in the period ended
 December 31, 1996                                                               25

Consolidated statements of stockholders' equity for
 each of the three years in the period ended
 December 31, 1996                                                               26

Notes to consolidated financial statements                                  27 - 36

Supplementary information:
 Quarterly financial information (unaudited)                                     37
 Oil and gas operations (unaudited)                                         37 - 40

Consent of Ernst & Young LLP, independent auditors        F-2

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     The consolidated statements of financial position of PS Group Holdings, Inc. at December 31, 1996 and 1995 and the related statements of operations, cash flows and stockholders' equity and the report of Ernst & Young LLP, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group Holdings, Inc. for the year ended December 31, 1996 and are incorporated herein by reference.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of PS Group Holdings, Inc. of our report dated March 7, 1997, included in the 1996 Annual Report to Stockholders of PS Group Holdings, Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-97926) pertaining to the Employee Incentive Stock Option Program and the Incentive Stock Option Plan of PS Group, Inc. of our report referred to above, with respect to the consolidated financial statements of PS Group Holdings, Inc. incorporated herein by reference.



                                                               ERNST & YOUNG LLP
San Diego, California
March 27, 1997

                               INDEX TO EXHIBITS

(2) Plan of Reorganization - Restated Agreement and Plan of Reorganization dated January 31, 1996 among PS Group, Inc., the Company and PSG Merger Subsidiary. (Incorporated by reference from the Company's prospectus filed with the SEC on April 17, 1996 as part of the Company's Registration Statement on Form S-4 [Registration Statement No. 333-00821] filed on February 9, 1996, as supplemented by supplements dated May 1, May 14 and May 22, 1996.)

(3)(i) Articles of Incorporation - Restated Certificate of Incorporation, effective June 5, 1996. (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on June 6, 1996.)

(3)(ii) Bylaws - Restated Bylaws as amended effective March 12, 1997. (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed on March 13, 1997.)

(10)    Material Contracts:
        (a) 1984 Stock Incentive Plan of PS Group, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment No. 3 to Form S-8 of PS Group, Inc. [Registration Statement No. 2-97926] filed on June 11, 1996.)
        (b) Amendment to 1984 Stock Incentive Plan for PS Group, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 3 to Form S-8 of PS Group, Inc. [Registration Statement No. 2-97926] filed on June 11, 1996.)
        (c) Form 1, Form 2, Form 3, and Form 4 of Option Agreement effective November 17, 1984. (Incorporated by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 3 to Form S-8 of PS Group, Inc. [Registration Statement No. 2-97926] filed on June 11, 1996.)
        (d) Second Amendment to 1984 Stock Incentive Plan of PS Group, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 3 to Form S-8 of PS Group, Inc.
             [Registration Statement No. 2-97926] filed on June 11, 1996.)
        (e)  Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group,
             Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit 10(d) to PSG's 1994 Annual Report on Form 10-K.)
        (f) Employment Agreement dated January 15, 1988 between the Company and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Employment Agreement between the Company and Johanna Unger.
        (g) Amendment dated April 1, 1989 to Employment Agreement between the Company and Lawrence A. Guske. This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between the Company and Johanna Unger.
        (h) Letter dated January 30, 1996 from Charles E. Rickershauser, Jr. to Lawrence A. Guske relating to the relationship between the Employment Agreement referred to in Exhibit 10(f) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles E.
             Rickershauser, Jr. and Johanna Unger.


                                    Index-1

        (i) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. ("Berkshire") and PSG relating to Berkshire's acquisition of PSG's Common Stock.
        (j) Form of Indemnity Agreement with the Directors and Officers of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 [Registration Statement No. 333-00821] filed on February 9, 1996.)
        (k) Executive Retirement Agreement between PSG and Charles E. Rickershauser, Jr. dated March 12, 1997.
        (l)  Agreement Relating to 1996 Annual Meeting dated May 19, 1996.
        (m) Amendment to Agreement Relating to 1996 Annual Meeting dated March 12, 1997.

(13) Annual report to shareholders - Inside front cover, page 1 and all the pages following the Letter to Stockholders.

(21)    Subsidiaries of the registrant.

(23) Consent of independent auditors (see page F-2 of Item 14(a) of this Form 10-K).

(27)    Financial data schedule.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10(d), (10)(e), (10)(f), (10)(g), (10)(h), 10(j) and (10)(k).

ALL EXHIBITS INCORPORATED BY REFERENCE ON OR AFTER JUNE 5, 1996 ARE FILED IN PS GROUP HOLDINGS, INC. DOCUMENTS (COMMISSION FILE NUMBER 1-7141); EXHIBITS INCORPORATED BY REFERENCE BEFORE JUNE 5, 1996 ARE FILED IN PS GROUP, INC. DOCUMENTS (SAME COMMISSION FILE NUMBER AS PS GROUP HOLDINGS, INC.).


                                    Index-2