Form 10-Q
period 1997-03-31
PS GROUP HOLDINGS INC
filed 1997-05-12
CIK 1013834

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                    ------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission file number:  1-7141

                            PS GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                   33-0692068
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                       Identification No.)

                    4370 LA JOLLA VILLAGE DRIVE,  SUITE 1050
                          SAN DIEGO, CALIFORNIA  92122
                    (Address of principal executive offices)
                                   (Zip code)

                                 (619) 642-2999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997: 6,068,313 shares of common stock, $1 par value.

--------------------------------------------------------------------------------

                            PS GROUP HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the quarter ended March 31, 1997 may be deemed forward-looking, such as information relating to the future prospects of aircraft leases of PS Group, Inc. (PSG), the consequences of any unscheduled return of aircraft under lease, PS Trading Inc.'s prospects, plans for expansion of Statex Petroleum, Inc., the availability of certain tax benefits and the amount of otherwise-taxable income against which such benefits may be offset. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to the impact of the financial condition and results of operations of the lessees of PSG's aircraft, the impact of economic conditions on each business segment, the impact of competition, the impact of governmental legislation and regulation and possible future changes therein, and other risks detailed in this Form 10-Q, the 1996 Annual Report to Shareholders of PS Group Holdings, Inc. (the Company) and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements.


                        PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Included herein on pages F-1 to F-4.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included herein on pages F-5 to F-6.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

            27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

            March 12, 1997     Reported that the Board of Directors of the
                               Company amended the by-law requirements for advance notice of stockholder proposals at annual meetings effective in 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PS GROUP HOLDINGS, INC.
                                         -----------------------
                                              (Registrant)
Date: May 12, 1997


/s/ Lawrence A. Guske
----------------------------
LAWRENCE A. GUSKE

Vice President - Finance and
Chief Financial Officer

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
(in thousands)

                                                     1997       1996
                                                 --------   --------
ASSETS
Current assets:
 Cash and cash equivalents                       $ 11,252   $  7,350
 U.S. Government securities                         6,696      6,799
 Accounts and notes receivable                     22,146     26,932
 Current portion of aircraft leases                 7,063     10,075
 Fuel inventory                                     7,764     13,073
 Other current assets                               7,985      5,842
                                                 --------   --------
   Total current assets                            62,906     70,071

Property and equipment, net                        22,669     22,604
Aircraft leased under operating leases, net       102,409    105,598
Investment in aircraft financing leases            85,471     88,669
Other assets                                       10,949     11,747
                                                 --------   --------
                                                 $284,404   $298,689
                                                 ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $  7,753   $ 10,231
 Other current liabilities                         10,186     13,982
 Current portion of long-term obligations          22,279     23,890
                                                 --------   --------
   Total current liabilities                       40,218     48,103

Long-term obligations                              73,681     81,895
Deferred income taxes                              38,198     37,572
Other liabilities                                   7,708      7,528

Stockholders' equity:
 Common stock                                       6,068      6,068
 Additional paid-in capital                        98,420     98,420
 Retained earnings                                 20,111     19,103
                                                 --------   --------
   Total stockholders' equity                     124,599    123,591
                                                 --------   --------
                                                 $284,404   $298,689
                                                 ========   ========

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(in thousands, except per share amounts)

                                                        1997              1996
                                                     -------           -------
Revenues:
 Fuel sales and distribution                         $55,875           $39,177
 Oil and gas production                                2,516             1,793
 Aircraft leasing                                      7,941             8,830
 Interest and other                                      395               317
                                                     -------           -------
                                                      66,727            50,117
                                                     -------           -------
Costs and expenses:
 Cost of sales                                        56,472            39,578
 Depreciation, depletion and amortization              3,869             3,980
 General and administrative expenses                   1,500             1,437
 Interest expense                                      3,102             3,632
                                                     -------           -------
                                                      64,943            48,627
                                                     -------           -------
Income before taxes                                    1,784             1,490
Provision for taxes                                      776               619
                                                     -------           -------
   Net income                                        $ 1,008           $   871
                                                     =======           =======

Net income per share                                    $.17              $.14
                                                     =======           =======
Shares used in determining net income per share        6,068             6,068
                                                     =======           =======


See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(in thousands)

                                                              1997       1996
                                                          --------    -------
Cash provided from operating activities                   $  7,533    $ 2,372
Cash flows from financing activities:
   Additions to long-term obligations                          300        692
   Reductions in long-term obligations                     (10,126)    (4,867)
                                                          --------    -------
        Net cash used in financing activities               (9,826)    (4,175)
                                                          --------    -------
Cash flows from investing activities:
   Proceeds from sales of U.S. Government securities           531      4,775
   Capital additions                                          (723)      (538)
   Financing leases and other                                6,387        (60)
                                                          --------    -------
        Net cash provided from investing activities          6,195      4,177
                                                          --------    -------
Net increase in cash and cash equivalents                    3,902      2,374
Cash and cash equivalents at beginning of period             7,350      3,999
                                                          --------    -------
Cash and cash equivalents at end of period                $ 11,252    $ 6,373
                                                          ========    =======

See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Certain reclassifications have been made to the 1996 financial statements to make them comparable to the 1997 presentation.

    These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1996 Annual Report to Stockholders.


(b) Restrictions on the transfer of common shares - In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" on June 5, 1996 (as defined in Article XI of the Company's Restated Certificate of Incorporation), the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions have been imposed in order to help preserve the Company's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes.

PS GROUP HOLDINGS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At March 31, 1997, the Company's principal sources of liquidity were cash, cash equivalents and U.S. Government securities totaling $17.9 million, a $3.8 million increase from December 31, 1996. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $.7 million since December 31, 1996. The Company's capitalization consisted of 44% long and short-term obligations and 56% equity at March 31, 1997 compared to 46%/54% at December 31, 1996.

At the end of 1997's first quarter, $5.5 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No borrowings are permitted under the bank credit agreement.

Statex Petroleum, Inc. (Statex), the Company's oil and gas production and development subsidiary, has a separate bank credit agreement collateralized by its major oil properties. The total availability is $6 million but on approval could be increased up to $11.5 million. During the first three months of 1997, $300,000 was borrowed under this agreement, bringing the total outstanding to $3.3 million. This source of funding is intended for the acquisition and development of properties which Statex may acquire in the future.

The Company's assets include approximately $138.8 million for which realization is substantially dependent upon the future performance of US Airways, Inc. (US Airways) under aircraft leases with PS Group, Inc. (PSG). All payments due from US Airways are current through May 9, 1997, however, US Airway's long-term financial future is uncertain. Should US Airways default on its leases with PSG, or file bankruptcy and reject certain of such leases, there could be a material decrease in the market value of the types of aircraft leased to US Airways due to an increased availability of these aircraft for lease or sale.
In such case, PSG could suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. For a more complete discussion of US Airway's relationships to PSG's financial condition, refer to Exhibit 13 to the Company's 1996 Form 10-K. The Company refers readers to public information regarding US Airways for further details relating to its financial condition.

The Company believes that, absent a failure by US Airways to meet its lease obligations to PSG, its cash, cash equivalents, U.S. Government securities and the availability under Statex's bank credit agreement, plus projected cash flow, are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES - Revenues from the Company's fuel sales and distribution subsidiary, PS Trading, Inc. (PST), increased 43% for the first quarter of 1997 compared to the first quarter of 1996 primarily due to the increased marketing efforts by the wholesale fuel division. As discussed in the Company's 1996 Annual Report to Shareholders, a reassessment of PST's wholesale fuel division in March 1997, resulted in a revised operating plan which management believes will enhance the possibilities of profitability by concentrating on higher margin, generally lower volume customers. As a result of implementing this plan, PST's future sales, inventories and accounts receivable will be reduced.

Oil and gas production revenues were higher during the first quarter of 1997 compared to 1996 due to higher oil and gas prices and increased volumes.

Aircraft lease revenues were down in the first quarter of 1997 due to declining revenues from financing leases and lease rate resets on certain aircraft leases (which were matched by lower interest rates and expenses on the related debt).

Interest and other revenues were higher during the first quarter of 1997 principally due to reduced investment losses on U.S. Government securities ($35,000 in the first quarter of 1997 versus $130,000 in the first quarter of 1996).

COSTS AND EXPENSES - The 43% increase in cost of sales during the first quarter of 1997 reflects the increased volume at PST discussed above. Interest expense decreased in the first quarter of 1997 primarily due to lower levels of outstanding debt.

INCOME TAXES - Taxes in both 1997 and 1996 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS - PST recorded a small operating profit and a small net loss on higher revenues in the first quarter of 1997 compared to a small net income in 1996's first quarter, which was reduced by pipeline removal expenses at the San Francisco International Airport. PST 's 1997 results were negatively impacted by falling fuel prices which continued to decline in April and early May of 1997.

Statex recorded net income in the first quarter of 1997 that was almost double 1996's first quarter. This was due principally to higher average oil and gas prices in 1997 versus 1996. Statex oil and gas prices declined in the first quarter of 1997. Oil prices were approximately $20.00 per barrel at March 31, 1997 compared to $24.25 per barrel at December 31, 1996.

PSG recorded improved results in the first quarter of 1997 compared to 1996's first quarter.