Form 10-Q
period 1997-06-30
PS GROUP HOLDINGS INC
filed 1997-08-12
CIK 1013834

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             ------------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1997

                                       or

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
            Yes  X   No
               ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997: 6,068,313 shares of common stock, $1 par value.


--------------------------------------------------------------------------------

                             PS GROUP HOLDINGS, INC.


CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the second quarter of 1997 may be deemed forward-looking, such as information relating to future prospects of aircraft leases of PS Group, Inc.
(PSG), PS Group Holdings, Inc.'s (the Company's) aircraft leasing subsidiary, the consequences of any unscheduled return of aircraft under lease, the future effect of possible sales of leased aircraft by US Airways, Inc. (US Airways), potential liability for environmental contamination at the San Francisco International Airport (SFO) and the cost of remediation, and the availability of certain tax benefits. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to the impact of the financial condition and results of operations of the lessees of PSG's aircraft, uncertainty whether US Airways sells aircraft leased to them by PSG, and the timing of such sales, uncertainties inherent in estimating the cost of environmental remediation at SFO, the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits and the Company's ability to realize such benefits, the impact of economic conditions on each business segment, the impact of competition, the impact of governmental legislation and regulation and possible future changes therein, and other risks detailed is this Form 10-Q, the 1996 Annual Report to Shareholders of the Company, and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements on a current basis.




                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Included herein on pages F-1 to F-5.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Included herein on pages F-5 to F-7.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The City and County of San Francisco, on July 11, 1997, filed a suit in the Superior Court, State of California, County of San Francisco against various present and former tenants who had operated fuel storage and other facilities at SFO seeking to recover costs incurred in connection with the investigation and cleanup of contamination in and around SFO. The lawsuit is captioned City and County of San Francisco v Atlantic Richfield Company; Avis Rent A Car
System, Inc.; Qantas Airways, Limited; Signature Flight Support California, Inc.; Unocal Corporation; and Does 1-50 (Case Number 988089.) The lawsuit alleges claims based on the California Water Code, breach of contract, violation of SFO rules and regulations, nuisance, waste, trespass, negligence, equitable indemnity, and declaratory relief. Neither the Company nor any of its subsidiaries is a named defendant in the lawsuit. PSG and PS Trading, Inc.
(PST), the Company's fuel trading and distribution subsidiary, along with the majority of present and former tenants at SFO, have entered into a tolling agreement with SFO which tolls the statute of limitations and other time-based defenses that any of the parties to the tolling agreement have against another, and permits the parties to attempt to resolve their disputes regarding environmental cleanup at SFO without the necessity of litigation. None of the parties to the tolling agreement were sued by the City and County of San Francisco in the lawsuit, but the tolling agreement does not stop the future filing of lawsuits against PST or PSG by SFO or others. The defendants in the lawsuit are all present and former tenants who declined to sign the tolling agreement. The tolling agreement tolls any claims by SFO and other participating tenants against PST or PSG arising out of PST's fuel storage and distribution facilities at SFO. It also tolls any claims PST or PSG may have against SFO or any of the participating tenants relating to environmental investigatory and cleanup costs at SFO. The Company is unable to determine whether the lawsuit will ultimately have any material adverse consequences on it beyond the expenditures PST contemplates incurring, the estimated amounts of which are included in the second quarter 1997 environmental remediation charge referred to in Note (b) of the Notes to Unaudited Condensed Consolidated Financial Statements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning environmental remediation.


ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company was held on May 30, 1997. The purpose of the meeting was to elect three directors with terms expiring in 2000 and to vote upon a single proposal to approve and adopt amendments (the "Board Unclassification Amendments") to the Company's Restated Certificate of Incorporation and the Company's Restated By-Laws which (i) would replace (x) the provisions thereof which previously classified the Board into three classes, with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected, with
(y) provisions whereby every director would be elected at each annual meeting of stockholders and would serve until such director's respective successor was elected and qualified or until such director's earlier resignation or removal, and (ii) would make certain related changes in the Company's Restated Certificate of Incorporation and the Company's Restated By-Laws.

The votes cast for directors were as follows:
                                                For              Withheld
                                             ---------          ---------
J. P. Guerin                                 4,208,678          1,221,302
Christopher H. B. Mills                      5,402,360             27,620
Joseph S. Pirinea                            5,401,900             28,080


The votes cast for the Board Unclassification Amendments were as follows:

                                          For      Against     Abstain
                                      ---------    -------     -------
Board Unclassification Amendments     4,507,175    25,106      26,175


In addition to the above-named directors, the following persons continue to serve as directors with terms expiring in 1998: William H. Borthwick, Robert M. Fomon, and Gordon C. Luce; and the following persons serve as directors with terms expiring in 1999: Steven D. Broidy, Donald W. Killian, Jr., and Charles E. Rickershauser, Jr.

The three directors elected at the 1997 annual meeting (as well as all the other members of the Board named above) have committed to resign immediately before the vote on the election of directors is taken at the 1998 annual meeting of stockholders.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

               10. Letter Agreement entered into with Charles E. Rickershauser, Jr. dated August 8, 1997. This Letter Agreement is substantially identical in all material respects to the Letter Agreements of the same date entered into with

                    Lawrence A. Guske and Johanna Unger.

               27.  Financial Data Schedule.

               99.1 Press release dated August 8, 1997 reporting a special cash distribution of $1.50 per share payable on August 28, 1997 to shareholders of record on August 18, 1997.

         (b)  Reports on Form 8-K


              May 30,1997     Reported that the Board Unclassification
                              Amendments were approved and adopted by the Company's stockholders and that certain other
                              By-Law amendments had been adopted by the Company's Board of Directors.





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




                                    PS GROUP HOLDINGS, INC.
                                    -----------------------
                                        (Registrant)


Date: August 12, 1997


 /s/ L.A. Guske
-------------------------------
LAWRENCE A. GUSKE
Vice President - Finance and
Chief Financial Officer

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
(in thousands)


                                                  1997       1996
                                              --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                  $  7,943   $  7,350
   U.S. Government securities                    6,721      6,799
   Accounts and notes receivable                23,183     26,932
   Current portion of aircraft leases            7,885     10,075
   Fuel inventory                                6,306     13,073
   Other current assets                          7,264      5,842
                                              --------   --------
      Total current assets                      59,302     70,071
Property and equipment, net                     23,256     22,604
Aircraft leased under operating leases, net     97,569    105,598
Investment in aircraft financing leases         84,909     88,669
Other assets                                     9,040     11,747
                                              --------   --------
                                              $274,076   $298,689
                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  6,286   $ 10,231
  Accrued excise and sales tax                   1,742      7,866
  Environmental remediation liability            3,937        250
  Other current liabilities                      5,418      5,866
  Current portion of long-term obligations      22,442     23,890
                                              --------   --------
      Total current liabilities                 39,825     48,103
Long-term obligations                           70,017     81,895
Deferred income taxes                           35,416     37,572
Other liabilities                                7,988      7,528
Stockholders' equity:
   Common stock                                  6,068      6,068
   Additional paid-in capital                   98,420     98,420
   Retained earnings                            16,342     19,103
                                              --------   --------
      Total stockholders' equity               120,830    123,591
                                              --------   --------
                                              $274,076   $298,689
                                              ========   ========



See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(in thousands, except per share amounts)

                                                                 THREE MONTHS        SIX MONTHS
                                                                ENDED JUNE 30,     ENDED JUNE 30,
                                                              ----------------- -----------------
                                                                   1997    1996     1997     1996
                                                              ----------------- -----------------
Revenues:
   Fuel sales and distribution                                 $ 39,799 $60,738 $ 95,674 $ 99,915
   Oil and gas production                                         2,135   2,054    4,651    3,847
   Aircraft leasing                                               7,902   8,433   15,843   17,263
   Interest and other                                               372     391      767      708
                                                              ----------------- -----------------
                                                                 50,208  71,616  116,935  121,733
                                                              ----------------- -----------------
Costs and expenses:
   Cost of sales                                                 42,886  59,061   99,358   98,466
   Environmental remediation expenses                             3,729     524    3,729      697
   Depreciation, depletion and amortization                       5,572   4,038    9,441    8,018
   General and administrative expenses                            1,565   1,809    3,065    3,246
   Interest expense                                               2,902   3,498    6,004    7,130
                                                              ----------------- -----------------
                                                                 56,654  68,930  121,597  117,557
                                                              ----------------- -----------------
Income (loss) before taxes                                      (6,446)   2,686  (4,662)    4,176
Provision (credit) for taxes                                    (2,677)   1,119  (1,901)    1,738
                                                              ----------------- -----------------
      Net income (loss)                                       $ (3,769) $ 1,567 $(2,761) $  2,438
                                                              ================= =================


Net income (loss) per share                                   $   (.62) $   .26 $  (.46) $    .40
                                                              ================= =================
Shares used in determining
   net income (loss) per share                                   6,068    6,068   6,068     6,068
                                                              ================= =================

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE, 1997 AND 1996
(in thousands)

                                                           1997        1996
                                                       --------    --------
Cash provided from operating activities                $  8,559    $  5,398
Cash flows from financing activities:
   Additions to long-term obligations                       300       1,700
   Reductions in long-term obligations                  (13,626)     (9,759)
                                                       --------    --------
        Net cash used in financing activities           (13,326)     (8,059)
                                                       --------    --------
Cash flows from investing activities:
   Proceeds from sales of U.S. Government securities        993       5,093
   Capital additions                                     (1,933)     (1,777)
   Financing leases and other                             6,300       1,902
                                                       --------    --------
        Net cash provided from investing activities       5,360       5,218
                                                       --------    --------
Net increase in cash and cash equivalents                   593       2,557
Cash and cash equivalents at beginning of period          7,350       3,999
                                                       --------    --------
Cash and cash equivalents at end of period             $  7,943    $  6,556
                                                       ========    ========



See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the adjustments for environmental remediation liabilities and depreciation on BAe 146 aircraft described in Notes (b) and (c) below) necessary for a fair statement of the consolidated financial position at June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Certain reclassifications have been made to the 1996 financial statements to make them comparable to the 1997 presentation. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1996 Annual Report to Stockholders.

(b) The Company applies Statement of Position 96-1, "Environmental Remediation Liabilities", issued by the American Institute of Certified Public Accountants. In accordance with that statement and, as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), PST recorded an environmental remediation liability of $3.7 million in the second quarter of 1997.

(c) In the second quarter of 1997, PSG recorded additional depreciation expense of $1.7 million ($1 million after tax - $.16 per share) on five of the ten BAe 146 aircraft leased to US Airways. With respect to these five aircraft the specified lease termination values were below the net book values of the aircraft. This additional depreciation was recorded to reflect notification received from US Airways that it may exercise its lease termination rights with respect to four of the ten BAe 146 aircraft (including three of these five aircraft on which additional depreciation is being recorded) at specified lease termination values. In light of this notification and the improved market for possible sales by US Airways, PSG adjusted its depreciation to reflect the lease termination values on these five aircraft. PSG was previously depreciating all ten aircraft to the final lease termination amounts on a straight-line basis. Starting in the second quarter of 1997, the US Airways' lease on these five BAe 146's reflects lower interim termination values which require PSG's depreciation to be increased. Refer to MD&A for additional information.

(d) Restrictions on the transfer of common shares - Effective with the holding company reorganization on June 5, 1996, certain restrictions were imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions have been imposed in order to help preserve the Company's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      At June 30, 1997, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $14.7 million, a $.5 million increase from December 31, 1996. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital decreased by $2.5 million since December 31, 1996. The Company's capitalization consisted of 43% long and short-term obligations and 57% equity at June 30, 1997 compared to 46%/54% at December 31, 1996.

      At the end of 1997's second quarter, $5 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No borrowings are permitted under the bank credit agreement.

      Statex Petroleum, Inc. (Statex), the Company's oil and gas production and development subsidiary, has a separate bank credit agreement collateralized by its major oil properties. The total availability is $6 million but on approval could be increased up to $11 million. During the first six months of 1997, $.3 million was borrowed under this agreement, bringing the total outstanding to $3.3 million. This source of funding is intended for the acquisition and development of properties which Statex may acquire in the future.

      The Company's assets include approximately $135 million for which realization is substantially dependent upon the future performance of US Airways under aircraft leases with PSG. All payments due from US Airways are current through the date this Form 10-Q was filed. However, US Airway's long-term financial future is uncertain. Should US Airways default on its leases with PSG, or file bankruptcy and reject certain of such leases, there could be a material decrease in the market value of the types of aircraft leased to US Airways due to an increased availability of these aircraft for lease or sale. In such case, PSG could suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. For a more complete discussion of US Airway's relationships to PSG's financial condition, refer to Exhibit 13 to the Company's 1996 Form 10-K. The Company refers readers to public information regarding US Airways for further details relating to its financial condition.

      The Company believes that, absent a failure by US Airways to meet its lease obligations to PSG, the Company's cash, cash equivalents, U.S. Government securities and the availability under Statex's bank credit agreement, plus projected cash flow, are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES - Second quarter 1997 revenues from fuel sales and distribution (conducted by PST) were 34% lower than in the second quarter of 1996. This reduction was primarily due to reduced volumes associated with the reassessment of PST's Wholesale Division in March

1997 and lower fuel prices in 1997. The reassessment resulted in a revised operating plan which management believed would enhance the possibilities of profitability by concentrating on higher margin, generally lower volume customers. As a result of implementing this plan, PST's sales, inventories and accounts receivable were reduced in the second quarter of 1997. Because of higher sales levels in the first quarter of 1997, PST's total revenue for the first half of 1997 was only 4% lower than the first half of 1996.

      Oil and gas production revenues for the second quarter of 1997 were slightly higher compared to the second quarter of 1996 due to increased oil and gas volumes partially offset by lower prices. Revenues for the first half of 1997 were up 21% compared to the first half of 1996 due primarily to increased oil and gas volumes and higher prices in the first quarter of 1997.

      Aircraft leasing revenues were down in the second quarter and first half of 1997 compared to the similar periods in 1996 due to declining revenues associated with financing leases, lease rate resets on certain aircraft leases (which were matched by lower interest rates on the related debt), the sale of PSG's interest in six 737-300 aircraft in December 1996, and 1996 second quarter and first half income from a Pan Am bankruptcy settlement and Pan Am 747 engine parts sale.

      Interest and other revenues were higher during the first half of 1997 principally due to reduced investment losses on U.S. Government securities ($41,000 loss in the first half of 1997 versus $161,000 loss in the first half of 1996).

COSTS AND EXPENSES - The changes in cost of sales during the second quarter and first half of 1997 compared to the similar 1996 periods primarily reflect the changes in volumes of fuel sold by PST referred to previously.

      The $3.7 million of environmental remediation expenses in the second quarter of 1997 relate to estimated costs for the investigation and remediation (I&M) of potential soil and groundwater pollution at SFO where PST, as the operator of various fuel storage and distribution facilities, has been named as a potentially responsible party (PRP). The 1996 environmental remediation expense relates to SFO pipeline removal charges.

      PST's estimate of the additional costs relate primarily to anticipated expenditures to be incurred in response to claims by SFO for: 1) the removal or cementing-in-place of a 3.6 mile underground pipeline which has not been used since 1987, 2) PST's estimated portion of claims by SFO for both specific projects and airport-wide I&M expenditures through December 31, 1996 (SFO is seeking a total reimbursement in excess of $15.0 million from 26 tenants and has to date, not asserted its definitive allocation among the tenants), 3) I&M expenses incurred to settle a claim for a small fuel storage facility removed in 1993 in response to an SFO claim, and 4) additional estimated I&M claims related to future SFO construction that will continue past the year 2000. There is a substantial likelihood that PST's estimate of SFO expenditures may change in the near and long term to reflect updated information concerning: 1) the level, area and method of remediation of pollution, 2) possible changes in PST's allocation of remediation expenses, 3) the possibility of potential future claims being filed against PST by other PRPs, and 4) other PRPs not being able or willing to fund their allocated portion of expenses. Refer to Item 1. Legal Proceedings for a description of a suit filed in San Francisco Superior Court against various present and former tenants who had operated fuel storage and other facilities at SFO seeking to recover costs incurred in connection with the investigation and cleanup of contamination in and around SFO. Neither the Company nor any of its subsidiaries is a named defendant in the lawsuit.

      The Company is unable to determine the extent, if any, to which any expenditures which PST incurs (including the second quarter 1997 charge) in connection with environmental costs at SFO may be recoverable from third parties, including the prior lessees of the facilities that PST took by way of assignment, other tenants at SFO, or PST's insurers. Both the prior lessees and PST insurers have disputed PST's claims for recovery of SFO environmental costs and both the prior lessees have indicated that they will assert indemnification claims against PST. PST is not able to estimate and therefore has not recorded an estimate of potential recovery from or by the third parties.

      As described in Note (c) of the Notes to Unaudited Condensed Consolidated Financial Statements, the increase in depreciation expense in the second quarter and first half of 1997 relates to $1.7 million of additional depreciation expense recorded on five BAe 146 aircraft leased to US Airways that may be sold in accordance with lease termination provisions. Starting in the second quarter of 1997, the US Airways' lease on those five BAe 146's reflects lower interim termination values which require PSG's depreciation to be increased. If sales do not occur, the additional depreciation expense (net of tax) to be recorded in succeeding periods on those five BAe146's to match the future lease termination values is as follows - $1.5 million ($.21 per share) in the last six months of 1997, $1.1 million ($.18 per share) in 1998, and $.4 million ($.07 per share) in 1999.

      If the leases on the four BAe 146 aircraft that US Airways has indicated an interest in selling were terminated as of September 30, 1997 (which US Airways has indicated is its target date), PSG would receive approximately $8.3 million in sales proceeds after debt pay-downs aggregating approximately $10.2 million. In addition, if the sales do occur, the additional depreciation shown above for 1998 and 1999 would be significantly reduced and the tax gain on the sale would utilize approximately $18.5 million of the available net operating loss carryforward.

      PSG has no control over US Airways' possible sales of any of the ten leased BAe 146 aircraft and there is no assurances such sales will occur.

      General and administrative expenses were lower in both the second quarter and first half of 1997 compared to the 1996 periods primarily due to 1996 expenses related to the holding company reorganization approved by shareholders in June 1996. In addition, the second quarter and first half of 1997 includes the estimated settlement costs relating to a former employee.

      Interest expense decreased in the second quarter and first half of 1997 compared to the same periods in 1996 primarily due to lower levels of outstanding debt.

INCOME TAXES - Taxes in both 1997 and 1996 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS - PSG recorded significantly reduced results in 1997 due to the additional aircraft depreciation previously mentioned. As a holder of fuel inventories, lower fuel prices resulted in significant operating and net losses for PST in 1997 versus profits in 1996. Due to increased well maintenance cost and weakening oil prices in 1997 versus strengthening oil prices in 1996, Statex recorded lower net income in 1997 despite higher production levels.