Form 10-Q
period 1997-09-30
PS GROUP HOLDINGS INC
filed 1997-11-14
CIK 1013834

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                    ---------------------------------------



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X   No ____
               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1997: 6,068,313 shares of common stock, $1 par value.

--------------------------------------------------------------------------------

                            PS GROUP HOLDINGS, INC.


                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the third quarter of 1997 may be deemed forward-looking, such as information relating to future prospects of aircraft leases of PS Group, Inc.
(PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company), the consequences of any unscheduled return of aircraft under lease, the future effect of possible sales of leased aircraft by US Airways, Inc. (US Airways), potential liability for environmental contamination at the San Francisco International Airport (SFIA) and the cost of remediation and related litigation, the collection of accounts receivable by the wholesale fuel division of PS Trading, Inc. (PST), the tax treatment of the Company's special distributions to stockholders in December 1996 and August 1997, and the availability of certain tax benefits. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to the impact of the financial condition and results of operations of the lessees of PSG's aircraft, uncertainty whether US Airways sells aircraft leased to it by PSG, and the timing of such sales, uncertainties inherent in estimating the cost of environmental remediation and related litigation at SFIA, the collection of PST wholesale fuel division receivables, the possibility that the 1996 special distribution to stockholders would be taxable as a dividend, the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits and the Company's ability to realize such benefits, the impact of economic conditions on each business segment, the impact of competition, the impact of governmental legislation and regulation and possible future changes therein, and other risks detailed in this Form 10-Q, the 1996 Annual Report to Shareholders of the Company, and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.


                        PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

        Included herein on pages F-1 to F-5.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Included herein on pages F-5 to F-9.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported in the Company's Form 10-Q for the Quarter Ended June 30, 1997, the City and County of San Francisco (CCSF), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and cleanup of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned, City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the CCSF Action). The CCSF Action alleges claims based on the California Water Code, breach of contract, violation of CCSF rules and regulations, nuisance, waste, trespass, negligence, equitable indemnity, and declaratory relief. Neither the Company nor any of its subsidiaries is a named defendant in the CCSF Action. PSG and PST, the Company's fuel trading and distribution subsidiary, along with the majority of present and former tenants at SFIA, have entered into a tolling agreement with CCSF which tolls the statute of limitations and other time-based defenses that any of the parties to the tolling agreement have against another, and permits the parties to attempt to resolve their disputes regarding environmental cleanup at SFIA without the necessity of litigation. None of the parties to the tolling agreement are defendants in the CCSF Action, but the tolling agreement does not stop the future filing of lawsuits against PST or PSG by CCSF or others. The defendants in the CCSF Action are all present and former tenants who declined to sign the tolling agreement. The tolling agreement tolls any claims by CCSF and other participating tenants against PST or PSG arising out of PST's fuel storage and distribution facilities at SFIA. It also tolls any claims PST or PSG may have against CCSF or any of the participating tenants relating to environmental investigatory and cleanup costs at SFIA.

     In September 1997, a defendant in the CCSF Action, Atlantic Richfield Company (ARCO), filed two related cross-actions. The first is a counterclaim, filed on September 2, 1997, and is captioned Atlantic Richfield Company, a Corporation, v. City and County of San Francisco, a Governmental Entity; Chevron U.S.A., Inc., a Corporation; Shell Oil Products Company, a Corporation; PS Group, Inc., a Corporation; Federal Express, a Corporation; Japan Airlines, a Corporation; Texaco Refining and Marketing, Inc., a Corporation; Unocal Corporation, a Corporation; Delta Air Lines, Inc., a Corporation; and Northeast Airlines, a Corporation. In this counterclaim ARCO denies that it has any liability for any investigatory or remediation costs at SFIA and it also denies that it is jointly and severally liable for any environmental costs. ARCO seeks a judicial declaration stating the rights, obligations, and responsibilities of all of the parties for the contamination-related costs alleged in the CCSF Action. The second cross-action is a third party complaint, filed on September 17, 1997, and is captioned ARCO, a Corporation, v. PS Group, Inc., a Corporation. In this third party complaint, ARCO alleges that PSG agreed to defend and indemnify ARCO in various lease agreements (covering certain pipelines, equipment, and facilities at SFIA) for all the contamination claims alleged against ARCO in the CCSF Action. ARCO asks for unspecified damages for breach of contract, a declaration of ARCO's rights under such contracts, and ARCO's costs and attorney's fees in the CCSF Action.

     On October, 22, 1997, the Court entered an order, based upon a stipulation, staying discovery in the CCSF Action and the related ARCO cross-actions, staying the parties' disclosure obligations, staying any motion practice, and staying any parties' obligations to file responsive pleadings or cross-actions to permit the parties and potential parties to meet and confer for the purpose of developing a mediation and/or case management plan for the case. Consequently, PSG has not filed a responsive pleading to the counterclaim or the third party complaint, and it has not filed any cross-actions. Mediation, settlement, and case management procedures will be the subject of a status conference with the Court on December 12, 1997.

     The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the environmental remediation charges PST recorded in the third quarter and first nine months of 1997 described in Note (b) of the Notes to Unaudited Condensed Consolidated Financial Statements. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning environmental remediation.


ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

           27.  Financial Data Schedule.


     (b)  Reports on Form 8-K

           September 17,1997  Reported that the Company announced it had entered into an agreement to sell the wholesale fuel division of the Company's fuel distribution subsidiary.

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



                                       PS GROUP HOLDINGS, INC.
                                       -----------------------
                                             (Registrant)


Date: November 14, 1997

/s/ Lawrence A. Guske
___________________________________
LAWRENCE A. GUSKE
Vice President - Finance and
Chief Financial Officer

PS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(in thousands)

                                                         1997       1996
                                                 ------------   --------
ASSETS                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents                           $ 11,839   $  7,350
 U.S. Government securities                             5,789      6,799
 Accounts and notes receivable                         18,286     26,932
 Current portion of aircraft leases                     7,544     10,075
 Fuel inventory                                         3,097     13,073
 Other current assets                                   5,501      5,842
                                                 ------------   --------
   Total current assets                                52,056     70,071
Property and equipment, net                            24,755     22,604
Aircraft leased under operating leases, net            92,729    105,598
Investment in aircraft financing leases                82,921     88,669
Other assets                                            7,192     11,747
                                                 ------------   --------
                                                     $259,653   $298,689
                                                 ============   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $  8,601   $ 10,231
  Accrued excise and sales tax                            862      7,866
  Accrued interest                                      4,274      2,968
  Environmental remediation liability                   1,456        250
  Other current liabilities                             2,058      2,898
  Current portion of long-term obligations             22,459     23,890
                                                 ------------   --------
   Total current liabilities                           39,710     48,103
Long-term obligations                                  65,071     81,895
Deferred income taxes                                  34,606     37,572
Other liabilities                                       9,543      7,528
Stockholders' equity:
 Common stock                                           6,068      6,068
 Additional paid-in capital                            98,420     98,420
 Retained earnings                                      6,235     19,103
                                                 ------------   --------
   Total stockholders' equity                         110,723    123,591
                                                 ------------   --------
                                                     $259,653   $298,689
                                                 ============   ========

SEE ACCOMPANYING NOTES.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(in thousands, except per share amounts)



                                               THREE MONTHS                        NINE MONTHS
                                              ENDED SEPT. 30,                    ENDED SEPT. 30,
                                      ------------------------------      -------------------------------
                                            1997               1996                1997              1996
                                      ------------------------------      -------------------------------

Revenues:
   Fuel sales and distribution           $48,553             $66,633           $144,227           $166,548
   Oil and gas production                  3,022               2,130              7,673              5,977
   Aircraft leasing                        7,898               8,428             23,741             25,691
   Interest and other                        363                 447              1,130              1,155
                                      ------------------------------      --------------------- ----------
                                          59,836              77,638            176,771            199,371
                                      ------------------------------      --------------------- ----------
Costs and expenses:
 Cost of sales                            48,842              66,795            148,200            165,569
 Environmental remediation expenses        1,804                                  5,533                697
 Shut-down costs for wholesale               988                                    988
   fuel division
 Depreciation, depletion and               5,792               4,097             15,233             12,115
   amortization
 General and administrative expenses       1,155               1,503              4,220              4,441
 Interest expense                          2,960               3,460              8,964             10,590
                                      ------------------------------      --------------------- ----------
                                          61,541              75,855            183,138            193,412
                                      ------------------------------      --------------------- ----------
Income (loss) before taxes               (1,705)               1,783            (6,367)              5,959
Provision (credit) for taxes               (700)                 735            (2,601)              2,473
                                      ------------------------------      --------------------- ----------
   Net income (loss)                    $(1,005)             $ 1,048           $(3,766)           $  3,486
                                      ==============================     ====================== ==========

Net income (loss) per share             $  (.16)             $   .17           $  (.62)           $    .57
Shares used in determining
   net income (loss) per share             6,068               6,068              6,068              6,068
                                      ==============================     ====================== ==========

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(in thousands)

                                                                      1997        1996
                                                                 ----------  -------------

Cash provided from operating activities                             $ 24,085    $ 20,293
Cash flows from financing activities:
 Additions to long-term obligations                                    2,000       1,900
 Reductions in long-term obligations                                 (20,255)    (16,348)
 Special cash distribution to stockholders ($1.50 per share)          (9,102)
                                                                   ---------    ---------
    Net cash used in financing activities                            (27,357)    (14,448)
                                                                   ---------    ---------
Cash flows from investing activities:
   Proceeds from sales of U.S. Government securities                   2,349       5,306
   Reduction in cash collateral account                                1,000         324
   Capital additions (primarily oil and gas related)                  (4,440)     (2,494)
   Financing leases and other                                          8,852         901
                                                                   ---------    ---------
    Net cash provided from investing activities                        7,761       4,037
                                                                   ---------    ---------
Net increase in cash and cash equivalents                              4,489       9,882
Cash and cash equivalents at beginning of period                       7,350       3,999
                                                                   ---------    ---------
Cash and cash equivalents at end of period                          $ 11,839    $ 13,881
                                                                   ==========   =========

See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the adjustments for environmental remediation liabilities, depreciation on BAe 146 aircraft, and losses associated with the sale of PST's wholesale fuel division described in Notes (b), (c), and (d) below) necessary for a fair statement of the consolidated financial position at September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Certain reclassifications have been made to the 1996 financial statements to make them comparable to the 1997 presentation. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1996 Annual Report to Stockholders.

(b) The Company applies Statement of Position 96-1, "Environmental Remediation Liabilities," issued by the American Institute of Certified Public Accountants. In accordance with that statement and, as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), PST recorded environmental remediation liabilities of $1.8 million and $5.5 million in the third quarter and first nine months of 1997, respectively.

(c) In the second quarter of 1997, PSG started to record increased depreciation expense on five of the ten BAe 146 aircraft leased to US Airways to reflect lower interim termination values. This additional depreciation expense was $1.7 million in the third quarter of 1997 and $3.4 million in the first nine months of 1997. With respect to these five aircraft, the specified lease termination values were below the net book values of the aircraft. This additional depreciation was recorded to reflect the notification received in the second quarter of 1997 from US Airways that it may exercise its lease termination rights with respect to four of the ten BAe 146 aircraft (including three of these five aircraft on which additional depreciation is being recorded) at specified lease termination values. See discussion in MD&A for details on the sale of one BAe-146 aircraft in November 1997. In light of the notification and the improved market for possible sales by US Airways, PSG adjusted its depreciation to reflect the lease termination values on these five aircraft. PSG was previously depreciating all ten aircraft to the final lease termination amounts on a straight-line basis. Refer to MD&A for additional information.

(d) On October 14, 1997, PST sold its wholesale fuel division under an agreement entered into in September 1997. This division was primarily engaged in the sale of refined petroleum products (diesel and gasoline) in California, Arizona, Nevada, and other Western states. As a result of the sale and the realization of accounts receivable and the liquidation of fuel inventories, PST recorded a third quarter 1997 estimated loss of approximately $1 million (shown as shut-down costs for wholesale fuel division on the accompanying Unaudited Condensed Consolidated Statements of Operations). The estimated loss includes severance and benefits for former employees and the estimated losses on the future collection of accounts receivable which have been indemnified by PST. As of September 30, 1997, approximately one-half of the shut-down costs have been paid.

     The table below shows the revenues and net operating income (loss), before general and administrative expenses and shut-down costs, for the wholesale fuel division.


                                                Three Months             Nine Months
                                              Ended Sept. 30,           Ended Sept. 30,
                                        ---------------------------  --------------------------
                                            1997           1996        1997           1996
                                        ---------------------------  --------------------------
                                                               (in thousands)
         Wholesale fuel division:
            Revenue                        $34,706       $57,266     $106,720           $138,086
                                        ========================================================
          Net operating income (loss)      $   456       $  (279)    $ (1,039)          $  1,602
                                        ========================================================


(e) Restrictions on the transfer of common shares - There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions have been imposed in order to help preserve the Company's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   At September 30, 1997, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $17.6 million, a $3.5 million increase from December 31, 1996. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital decreased by $9.6 million since December 31, 1996. The Company's capitalization consisted of 44% long and short-term obligations and 56% equity at September 30, 1997 compared to 46%/54% at December 31, 1996.
   At the end of 1997's third quarter, $4 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. In November 1997, the balance was reduced to $3 million. No borrowings are permitted under the bank credit agreement.
   Statex Petroleum, Inc. (Statex), the Company's oil and gas production and development subsidiary, has a separate bank credit agreement collateralized by its major oil properties. The total availability is $7.5 million but on approval could be increased up to $12.2 million. During the first nine months of 1997, $2 million was borrowed under this agreement, bringing the total outstanding to $5 million. This source of funding is intended for the acquisition and development of properties which Statex may acquire in the future.
   The Company's assets include approximately $128 million for which realization is substantially dependent upon the future performance of US Airways under aircraft leases with PSG. All payments due from US Airways were current through the date this Form 10-Q was filed. However, US Airways' long-term financial future is uncertain. Should US Airways default on its leases with PSG, or file bankruptcy and reject certain of such leases, there could be a material decrease in the market value of the types of aircraft leased to US Airways due to an increased availability of these aircraft for lease or sale. In such case, PSG could suffer significant losses on the ultimate disposal of the related aircraft or upon the ultimate repossession of the aircraft by the lenders. For a more complete discussion of US Airways' relationships to PSG's financial condition, refer to Exhibit 13 to the Company's 1996 Form 10-K. The Company refers readers to public information regarding US Airways for further details relating to its financial condition.
   The Company believes that, absent a failure by US Airways to meet its lease obligations to PSG, the Company's cash, cash equivalents, U.S. Government securities, and the availability under Statex's bank credit agreement, plus projected cash flow, are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.
   On December 31, 1996, the Company mailed a special distribution of $1.50 per share which was received by stockholders in 1997. At the time of the distribution the Company indicated that, subject to completion of the complex calculations related to filing the Company's 1996 tax return, it believed that all or part of the distribution constituted a return of capital and would not be taxable as a dividend. The calculations have now been completed and filed as part of the Company's 1996 federal income tax return. The calculations indicate that all of the distribution was a return of capital and, as such, first will be applied against and reduce each stockholder's basis in the stock, and second, to the extent the distribution exceeds a stockholder's basis in the stock, will generally result in a capital gain.
   The Company previously indicated that there was a possibility that part of the special distribution of $1.50 per share paid on August 28, 1997 would constitute a return of capital and would not be taxable as a dividend. The final treatment, in part, will be determined by earnings and profits calculations for tax purposes for the entire taxable year ending December 31, 1997. Therefore to the extent that any additional leased aircraft are sold by December 31, 1997 which would generate a tax gain, the possibility of part of the distribution being a return of capital is doubtful.
   The 1997 Form 1099's advising as to taxability of both of the above special distributions will be issued in January 1998. As with all other tax matters, these calculations are subject to review by the Internal Revenue Service. Stockholders should consult their tax advisors with respect to these special distributions.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES -1997 revenues from fuel sales and distribution (conducted by PST) were 27% lower than in the third quarter of 1996, and 13% lower than in the first nine months of 1996. This reduction was primarily due to reduced volumes associated with the reassessment of PST's wholesale fuel division in March 1997. The reassessment resulted in a revised operating plan which management believed would enhance the possibilities of profitability by concentrating on higher margin, generally lower volume customers. As a result of implementing this plan, PST's sales, inventories, and accounts receivable were reduced in the second and third quarters of 1997. However, the revised operating plan did not bring acceptable operating results and, as described in Note (d) of the Notes to Unaudited Condensed Consolidated Financial Statements, in October 1997, PST sold its wholesale fuel division. Future periods will reflect lower sales, inventories, and accounts receivable as a result of this sale.
   Oil and gas production revenues for the third quarter and first nine months of 1997 were 42% and 28% higher, respectively, compared to the 1996 periods, principally due to increased oil and gas volumes associated with increased reserves.
   Aircraft leasing revenues were down in the third quarter and first nine months of 1997 compared to the same periods in 1996 due to declining revenues associated with financing leases, lease rate resets on certain aircraft leases (which were matched by lower interest/expense rates on the related debt), the sale of PSG's interest in six 737-300 aircraft in December 1996, and income from a Pan Am bankruptcy settlement and Pan Am 747 engine parts sale recorded in the first nine months of 1996.

COSTS AND EXPENSES - The reductions in cost of sales during the third quarter and first nine months of 1997 compared to the similar 1996 periods primarily reflect the lower volumes of fuel sold by PST referred to previously.
   The $1.8 million and the $5.5 million of environmental remediation expenses recorded in the third quarter and first nine months of 1997, respectively, relate to estimated costs for the investigation and remediation (I&M) of potential soil and groundwater pollution at SFIA where PST, as the operator of various fuel storage and distribution facilities, has been named as a potentially responsible party (PRP). The additional third quarter 1997 expense relates to notification of an increased total claim from CCSF (as described below) from $15 million to $18.4 million plus an estimate for future costs through 1998 (of which only a portion applies to PST) and to an estimated increase in litigation expenses due, in part, to cross-actions filed in the third quarter of 1997 (refer to Item 1. Legal Proceedings). The 1996 environmental remediation expense relates to SFIA pipeline removal charges.
   PST's estimate of the I&M costs relates primarily to expenditures incurred or anticipated to be incurred in response to claims by CCSF for: 1) the removal or cementing-in-place of a 3.6 mile underground pipeline which has not been used since 1987, 2) PST's estimated portion of claims by CCSF for both specific projects and airport-wide I&M expenditures through June 30, 1997 (CCSF is seeking a total reimbursement in excess of $18.4 million from 26 tenants, plus potentially 51 other firms which operated at SFIA, and has not, to date, asserted its definitive allocation among the tenants or operators), plus PST's estimated portion of estimated future CCSF claims from July 1, 1997 through December 31, 1998, 3) I&M expenses for a small fuel storage facility removed in 1993, and 4) PST's portion of additional estimated I&M expenses related to future SFIA construction that will continue past the year 2000. There is a substantial likelihood that PST's estimate of SFIA expenditures may change in the near and long term to reflect updated information concerning: 1) the level, area, and method of remediation of contamination, 2) possible changes in PST's allocation of remediation expenses, 3) the possibility of potential future claims being filed against PST by other PRPs, 4) other PRPs not being able or willing to fund their allocated portion of expenses, and 5) the size and complexity of litigation, particularly if current efforts to put in place a case management plan to handle the multiple lawsuits is unsuccessful. Refer to Item
1. Legal Proceedings for descriptions and current status of lawsuits relating to costs incurred in connection with the investigation and cleanup of contamination in and around SFIA.
   The Company is unable to determine the extent, if any, to which any expenditures which PST incurs in connection with environmental costs at SFIA (including the charges for the third quarter and first nine months of 1997) may be recoverable from third parties, including the prior lessees of the facilities that PST took by way of assignment, other tenants at SFIA, or PST's insurers. Both the prior lessees and PST insurers have disputed PST's claims for recovery of SFIA environmental costs. One of the prior lessees has asserted indemnification claims against PSG as described in Item 1. Legal Proceedings and the remaining prior lessee has indicated that it will assert a similar claim against PST. PST is not able to estimate and therefore has not recorded an estimate of potential recovery from or by the third parties.
   The shut-down costs for the wholesale fuel division relate to the sale of the assets of PST's wholesale fuel division described above.
   As described in Note (c) of the Notes to Unaudited Condensed Consolidated Financial Statements, the increase in depreciation expense in the third quarter and first nine months of 1997 relates primarily to $1.7 million and $3.4 million, respectively, of additional depreciation expense recorded on five BAe 146 aircraft leased to US Airways that may be sold in accordance with lease termination provisions. Starting in the second quarter of 1997, the US Airways' lease on those five BAe 146's reflects lower interim termination values which require PSG's depreciation to be increased. If sales do not occur, the additional depreciation expense (net of tax) to be recorded in succeeding periods on those five BAe146's to match the future lease termination values is as follows - $.3 million ($.05 per share) in the last quarter of 1997, $1.1 million ($.18 per share) in 1998, and $.4 million ($.07 per share) in 1999.
   On November 6, 1997, US Airways exercised its lease termination rights by purchasing (and subsequently selling) one of the four BAe 146 aircraft it had previously indicated to PSG it might purchase (this was not one of those five aircraft described above). With the sale, the Company's fourth quarter results will include a net gain of approximately $.3 million. Net cash proceeds were approximately $3.1 million after debt repayment of approximately $2 million.
The tax gain on this sale will utilize approximately $5.1 million of the available net operating loss carryforward.
    US Airways has indicated an interest in selling three additional BAe 146 aircraft in the fourth quarter of 1997 (which US Airways now indicates is its delayed estimated timetable). These other three aircraft are part of those five BAe 146 aircraft that PSG is recording additional depreciation on to match the lease termination values. If these other three BAe 146 aircraft are sold in the fourth quarter of 1997, there would be no net gain or loss recorded and the net cash proceeds would aggregate approximately $5.2 million after debt repayment of approximately $8.2 million. The tax gains on these sales would utilize approximately $13.4 million of the available net operating loss carryforward.
In addition, if the sales do occur, the additional depreciation shown above for 1998 and 1999 would be significantly reduced.
   PSG has no control over US Airways' possible additional sales of any of the remaining nine leased BAe 146 aircraft and there are no assurances such sales will occur.
   General and administrative expenses were lower in both the third quarter and first nine months of 1997 compared to the 1996 periods primarily due to 1996 expenses related to the holding company reorganization approved by shareholders in June 1996. Partially offsetting these lower expenses in the first nine months of 1997, are the costs related to settling an employment agreement with a former employee.
   Interest expense decreased in the third quarter and first nine months of 1997 compared to the same periods in 1996 primarily due to lower levels of outstanding debt.

INCOME TAXES - Taxes in both 1997 and 1996 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS - PSG, the Company's aircraft leasing subsidiary, recorded significantly reduced results in 1997 due to the additional aircraft depreciation previously mentioned. As a holder of fuel inventories, lower fuel prices, combined with the shut-down costs for the wholesale fuel division (discussed above), resulted in significant operating and net losses for PST in 1997 versus profits in 1996. Increased well maintenance costs in 1997 compared to 1996 were offset by higher production levels which enabled Statex to record income in the first nine months of 1997 slightly above 1996.