Form 10-K405
period 1997-12-31
PS GROUP HOLDINGS INC
filed 1998-03-26
CIK 1013834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-K
(Mark One)
   X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
  ---  Act of 1934 for the fiscal year ended December 31, 1997 or


  --- Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


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
                   ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates* of the registrant.

                        $70,295,334 as of March 19, 1998

*Assumes Berkshire Hathaway Inc. (and its subsidiaries) and ESL Partners, L.P., owning approximately 19.9% and 19.7%, respectively, of the outstanding shares of common stock of the Company on March 19, 1998, are not affiliates of the Company.

   The number of shares of common stock outstanding as of March 19, 1998 was
                                   6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Stockholders for the Year ended December 31, 1997...................  PART I and PART II
Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders...............            PART III
=====================================================================================================================

                           FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this 1997 Annual Report on Form 10-K may be deemed forward-looking, such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the possible consequences of any unscheduled return of aircraft under lease; the possibility of 1998 sales of six BAe 146 aircraft owned by PSG or the potential future phase-out of six MD-80 aircraft owned by PSG from the fleet of the lessee and the impact of such sales or phase-out on PSG's financial condition, results of operations, and net operating loss carryforward; the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the possibility that future claims may be made regarding potential soil and groundwater pollution at the Los Angeles International Airport, the Oakland International Airport, or the Sacramento International Airport where PSG or PS Trading, Inc. (PST) own fuel storage facilities and/or pipelines; the ultimate amount of net proceeds to be received from the sale of the assets of the Aviation Division of PST and the final gain or loss, if any, on the sale and the shut-down of this division; the outcome of the proposed assessment received from the California Franchise Tax Board (CFTB) for state income tax deficiencies for the years 1987 through 1990 and the time period for the final resolution of such assessment; the tax treatment of the Company's special distributions to stockholders in 1995, 1996, and 1997; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; the amount of 1998 capital additions; and the quantities of oil and gas reserves owned by Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company, and the related future net cash inflows from oil and gas producing activities. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the effect of any 1998 sales of BAe 146 aircraft or the potential future phase-out of six MD-80 aircraft from the fleet of the lessee on the Company's financial condition, results of operations, and net operating loss carryforward; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the uncertainties arising from the potentiality for future claims relating to pollution at three other airports; uncertainties in estimating the net proceeds and final gain or loss, if any, from the sale of the assets of PST's Aviation Division; the possibility that the ultimate settlement with CFTB will involve litigation or will be for an amount in excess of that reserved for by the Company; the possibility that the ultimate tax treatment of the special distributions to stockholders would be different than that determined by the Company; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact on 1998 cash flow and borrowings to finance capital additions if capital additions vary from the current estimate; the impact of the actual quantities of oil and gas reserves and the related impact of the volatility of the prices of crude oil and natural gas on Statex; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this 1997 Annual Report on Form 10-K and in other filings the Company has made with the Securities and Exchange Commission.
Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                                    PART I

                               ITEM 1.  BUSINESS

                                    GENERAL

PRINCIPAL BUSINESSES

     The principal businesses of PS Group Holdings, Inc. (the Company), which are conducted through subsidiaries, are aircraft leasing (PS Group, Inc.), oil and gas production and development (Statex Petroleum, Inc.), and fuel storage and distribution (PS Trading, Inc.).

     In October 1997, PST completed the sale of the assets of its wholesale fuel sales division located in Sacramento, California. This division was primarily engaged in the sale of diesel fuel and gasoline. In February 1998, PST sold the assets of its aviation fuel sales division located in Dallas, Texas. The sale of PST's fuel sales divisions has resulted in the discontinuance of the fuel sales business segment.

     For information regarding certain 1997 sales of aircraft previously owned by PSG, reference is made to the disclosure under the caption "Aircraft Leasing" on page 6 of the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

     For general information with respect to the Company's businesses, reference is made to pages 6 to 14 of the Company's Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

REORGANIZATION AND RESTRICTIONS ON THE TRANSFER OF SHARES OF THE COMPANY

     On June 5, 1996, the Company and PSG completed a holding company reorganization (the Reorganization). As a result of the Reorganization, each share of PSG was converted, on a tax-free basis, into one share of the Company. The Reorganization did not result in any change in the consolidated financial condition, business or assets of PSG. The Reorganization was accounted for on an historical cost basis and thus the financial statements for periods prior to the Reorganization have not been restated and represent the consolidated financial statements of PSG. The sole purpose of the Reorganization was to help preserve PSG's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. The Reorganization was intended to accomplish this purpose by imposing certain restrictions on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in Article XI of the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.

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

SEGMENT INFORMATION

     Certain information required by "ITEM 1. BUSINESS" is incorporated by reference from pages 6 through 14 of the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13). This incorporated information includes financial information about the Company's business segments. Additional disclosure is made below in this Form 10-K under "CERTAIN ADDITIONAL INFORMATION."

CORPORATE EMPLOYEES

     As of December 31, 1997, the Company had no employees. The corporate staff of PSG consisted of 6 full-time employees (plus two part-time employees) who manage the aircraft leasing operations and perform administrative functions including administrative services to the Company. The PSG corporate staff also provides some administrative services to its subsidiaries for which it is reimbursed. None of the employees of PSG or its subsidiaries are covered by union contracts.


                         CERTAIN ADDITIONAL INFORMATION

     The following information supplements the information incorporated by reference herein from pages 11 to 14 of the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

STATEX PETROLEUM, INC. (STATEX) - OIL AND GAS PRODUCTION AND DEVELOPMENT

     ACREAGE. The following table sets forth, by state, Statex well ownership and producing acreage as of December 31, 1997:

                  Gross Wells      Net Wells        Producing Acres
               ----------------  ---------------  ------------------
                 Oil     Gas       Oil     Gas      Gross     Net
               ------    ---      ------  ------   -------   -------
Louisiana           -      2           -   0.04        23          3
New Mexico          -      1           -   0.07       120          8
North Dakota        1      -        1.00      -       304        304
Oklahoma            1     17        0.02   6.16     6,154      1,931
Texas             209     20      157.95   2.86    19,275      9,784
Wyoming             9      -        7.02      -     1,506      1,175
               -----------------------------------------------------
   Total          220     40      165.99   9.13    27,382     13,205

The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1997:

                    Acres
              ---------------
               Gross     Net
              -------  ------
Oklahoma        1,708     214
Texas           4,298   2,378
              -------   -----
     Total      6,006   2,592

     RISKS. Statex's operations are subject to all risks inherent in the exploration for and production of oil and gas, including blowouts, cratering, and fires, which could result in damage to or destruction of oil and gas wells or formations, producing facilities or property, or could result in personal injury or loss of life. Such an event could result in substantial cost to Statex and could have a material adverse effect upon its financial condition if Statex is not fully insured against such risk. Statex carries substantial insurance coverage but may not be fully insured against all such risks.

     GOVERNMENTAL REGULATION AND ENVIRONMENTAL ISSUES. Statex's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and gas production operations are affected by tax and other laws relating to the petroleum industry, changes in such laws and constantly changing administrative regulations. In addition, oil and gas operations are subject to regulation, interruption and termination by governmental authorities for environmental issues and other considerations. Additionally, in most, if not all, areas where Statex conducts activities, there are statutory provisions regulating the production of oil and gas. These provisions allow administrative agencies to promulgate rules in connection with the operation and production of both oil and gas wells, including the method of developing new fields, spacing of wells and the maximum daily production allowable for both oil and gas wells and various environmental issues.

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

PS TRADING, INC. (PST) -- FUEL STORAGE AND DISTRIBUTION

     RISKS. PST's operations are subject to all risks inherent in the business of jet fuel storage and distribution including fuel contamination, spillage, and distribution accidents, which could result in damage to or destruction of property, or could result in personal injury or loss of life. Such an event could result in substantial cost to PST. PST carries limited insurance coverage but may not be fully insured against all such risks. All of PST's facilities are located and operated on airports under provisions of leases or operating permits. Such leases and permits have provisions to terminate operations and in some cases remove PST's facilities if the airport constructs new facilities or decides to modify the fueling systems.

     GOVERNMENTAL REGULATION AND ENVIRONMENTAL ISSUES. PST's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, fuel storage and distribution operations are affected by tax and other laws relating to the petroleum industry, changes in such laws and constantly changing administrative regulations. In addition, fuel storage and distribution operations are subject to regulation, interruption, and termination by governmental authorities for environmental issues and other considerations. Additionally, in most, if not all, areas where PST conducts activities, there are statutory provisions regulating fuel storage and distribution. These provisions allow administrative agencies to promulgate rules in connection with the operation of fuel storage and distribution facilities including effective capacity, configuration, and testing and safety requirements as well as various environmental issues.

     Since PSG or PST own fuel storage facilities or pipelines at San Francisco International Airport (SFIA), Los Angeles International Airport, Oakland International Airport, and Sacramento International Airport, it is possible that future claims may be made against PSG or PST regarding potential soil and groundwater pollution. See "ITEM 3. LEGAL PROCEEDINGS" as to environmental claims at SFIA. PST operates at locations served by other companies including major airlines, oil companies, and airports, most of which have greater financial resources and higher levels of operations at the locations served than PST.


                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages, and certain additional information concerning the executive officers of the Company.

                               Age on
                              March 1,       Positions with the Company
        Name                    1998         and Principal Occupation
----------------------------- --------  ---------------------------------------
Lawrence A. Guske                53     Vice President - Finance and Chief
                                        Financial Officer of the Company since
                                        January 15, 1996, Vice President -
                                        Finance and Chief Financial Officer of
                                        PSG since 1987.

Charles E. Rickershauser, Jr.    69     Chairman of the Board, Chief Executive
                                        Officer and a director of the Company
                                        since January 15, 1996, Chairman of the
                                        Board of PSG since 1991, a director of
                                        PSG since 1984 and Chief Executive
                                        Officer of PSG since October 1994.

Johanna Unger                    49     Vice President, Secretary, and
                                        Controller of the Company since January
                                        15, 1996, Vice President and Controller
                                        of PSG since 1988 and Secretary of PSG
                                        since 1994.

     There are no family relationships between any of the Company's executive officers. Each of the Company's executive officers is elected annually and serves at the pleasure of the Board of Directors.


                              ITEM 2.  PROPERTIES

                 EXECUTIVE OFFICES AND OTHER GROUND FACILITIES

     The Company's executive offices and principal administrative offices consist of 3,000 square feet located at 4370 La Jolla Village Drive, Suite 1050, San Diego, California under a five-year lease entered into by PSG expiring in June 2001. Base rent for the first half of 1998 totals $70,000 and base rent for the remaining 38 months totals $211,000.

     PST owns an 8,000 square foot building located at 17742 Preston Road, Dallas, Texas which is used as its administrative offices. Since the fuel sales divisions of PST have been sold, the Company intends to sell this building during 1998.

     Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas under a lease that expires on September 1, 1998. Rent for 1997 was $35,000 and rent for the first eight months of 1998 will be $24,000. There is a two-year renewal option at 95% of current market rates. For information regarding Statex oil and gas properties see "Statex Petroleum, Inc. (Statex) - Oil and Gas Production and Development" under "ITEM
1. BUSINESS."

     The Company believes that its present properties are adequate for its business in light of its current operations.

                                FLIGHT EQUIPMENT

     The aircraft owned by PSG as of March 1, 1998 are listed in the following table.

       Type of Aircraft                                            Number Owned
       ----------------                                            ------------

       British Aerospace BAe 146-200                                  6 (a)
       McDonnell Douglas MD-80                                        7 (b)
       Boeing 737-300                                                 2 (c)


     (a) These aircraft are all leased to US Airways, Inc.(US Airways) for terms expiring in 2000.
     (b) Six MD-80s are leased to US Airways for terms expiring from 1999 to 2004 and one is leased to Continental Airlines, Inc. (Continental) for a term expiring at the beginning of 2008.
     (c) One aircraft is leased to Continental for a term expiring at the beginning of 2008 and one aircraft is leased to America West Airlines for a term expiring in 2006.


                           ITEM 3.  LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-Q's for the quarters ended June 30 and September 30, 1997, the City and County of San Francisco (CCSF), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and clean-up of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the CCSF Action). For additional information with respect to this action and two related cross actions, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

     The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the environmental remediation charges PST recorded in the year ended December 31, 1997 described in Note 4 of the Notes to

Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

None.



                                    PART II

     The information required by Items 5 through 8 of this Part II is hereby incorporated by reference from page 1 and the pages 6 through 39 of the Company's 1997 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

     ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

     ITEM 6.   Selected Financial Data

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     ITEM 8.   Financial Statements and Supplementary Data



                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

     The information required by Items 10 through 13 of this Part III, is hereby incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1998. Certain information concerning the Executive Officers of the Company is included in Part I, supra, under "EXECUTIVE OFFICERS OF THE COMPANY."

     ITEM 10.  Directors and Executive Officers of the Registrant.

     ITEM 11.  Executive Compensation.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     ITEM 13.  Certain Relationships and Related Transactions.

                                    PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules, and Exhibits

     1. Financial Statements:  See Index to Financial Statements, Page F-1.
     2. Financial Statements Schedules Required Under Item 8:  None.
     3. Exhibits:  See Index to Exhibits following Page F-2.

(b)  Reports on Form 8-K

     None.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DATED: March 25, 1998.


                            PS GROUP HOLDINGS, INC.
                            (Registrant)

                            By: /s/ Lawrence A. Guske
                            ___________________________________________

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

      SIGNATURE                            TITLE             DATE
      ---------                            -----             ----


/s/  C. E. Rickershauser, Jr.    Chairman of the Board,  March 25, 1998
-----------------------------    Chief Executive
(C. E. Rickershauser, Jr.)       Officer


/s/  J. P. Guerin                Vice Chairman of the    March 25, 1998
-----------------------------    Board
(J. P. Guerin)


/s/  Lawrence A. Guske           Vice President -        March 25, 1998
-----------------------------    Finance and Chief
(Lawrence A. Guske)              Financial Officer
                                 (principal financial
                                 officer)

/s/  Johanna Unger               Vice President,         March 25, 1998
-----------------------------    Controller, and
(Johanna Unger)                  Secretary (principal
                                 accounting officer)

                                 Director
-----------------------------
(Robert M. Fomon)


/s/ William H. Borthwick         Director                March 25, 1998
-----------------------------
(William H. Borthwick)


/s/ Steven D. Broidy             Director                March 25, 1998
-----------------------------
(Steven D. Broidy)


/s/  Donald W. Killian, Jr.      Director                March 25, 1998
-----------------------------
(Donald W. Killian, Jr.)


/s/  Gordon C. Luce              Director                March 25, 1998
-----------------------------
(Gordon C. Luce)


/s/ Christopher H.B. Mills       Director                March 25, 1998
-----------------------------
(Christopher H.B. Mills)


/s/ Joseph S. Pirinea            Director                March 25, 1998
-----------------------------
(Joseph S. Pirinea)

                            PS GROUP HOLDINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                  [ITEM 14(a)]

                                                                    Page Reference
                                                                    --------------
                                                                               Annual
                                                                               Report to
                                                         Form 10-K             Stockholders
                                                         ---------             ------------
Report of Ernst & Young LLP, independent auditors                                   37

Consolidated statements of financial position at
December 31, 1997 and 1996                                                          18

Consolidated statements of operations for each of
   the three years in the period ended
   December 31, 1997                                                                19

Consolidated statements of cash flows for each of
   the three years in the period ended
   December 31, 1997                                                                20

Consolidated statements of stockholders' equity for
   each of the three years in the period ended
   December 31, 1997                                                                21

Notes to consolidated financial statements                                     22 - 32

Supplementary information:
   Quarterly financial information (unaudited)                                      33
   Oil and gas operations (unaudited)                                          34 - 36

Consent of Ernst & Young LLP, independent auditors          F-2

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          The consolidated statements of financial position of PS Group Holdings, Inc. at December 31, 1997 and 1996 and the related statements of operations, cash flows, and stockholders' equity and the report of Ernst & Young LLP, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group Holdings, Inc. for the year ended December 31, 1997 and are incorporated herein by reference.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of PS Group Holdings, Inc. of our report dated February 13, 1998, included in the 1997 Annual Report to Stockholders of PS Group Holdings, Inc.




                                                   /s/ Ernst & Young LLP

                                                   ERNST & YOUNG LLP


San Diego, California
March 25, 1998

                               INDEX TO EXHIBITS

(2) Plan of Reorganization - Restated Agreement and Plan of Reorganization dated January 31, 1996 among PS Group, Inc., the Company and PSG Merger Subsidiary. (Incorporated by reference from the Company's prospectus filed with the SEC on April 17, 1996 as part of the Company's Registration Statement on Form S-4 [Registration Statement No. 333-00821] filed on February 9, 1996, as supplemented by supplements dated May 1, May 14, and May 22, 1996.)

(3)(i) Articles of Incorporation - Restated Certificate of Incorporation, effective May 30, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on May 30, 1997.)
(3)(ii) Bylaws - Restated Bylaws as amended effective May 30, 1997. (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed on May 30, 1997.)

(10)     Material Contracts:
         (a) Form of Indemnity Agreement with the Directors and Officers of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 [Registration Statement No. 333-00821] filed on February 9, 1996.)
         (b) Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit 10(d) to PSG's 1994 Annual Report on Form 10-K.)
         (c) Split Dollar Insurance Agreement dated as of January 1, 1986 between PS Group, Inc. (PSG) and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Split Dollar Insurance Agreement between PSG and Johanna Unger.
         (d) Employment Agreement dated January 15, 1988 between PSG and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(f) to the Company's 1996 Annual Report on Form 10-K.)
         (e) Amendment dated April 1, 1989 to Employment Agreement between PSG and Lawrence A. Guske. This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(g) to the Company's 1996 Annual Report on Form 10-K.)
         (f) Letter dated January 30, 1996 from Charles E. Rickershauser, Jr. to Lawrence A. Guske relating to the relationship between the Employment Agreement referred to in Exhibit 10(b) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles E. Rickershauser, Jr. and Johanna Unger. (Incorporated by reference to Exhibit 10(h) to the Company's 1996 Annual Report on Form 10-K.)
         (g) Split Dollar Life Insurance Agreement dated as of December 1, 1991 between PSG and Janet Rickershauser (daughter of Charles E. Rickershauser, Jr.).
         (h) Amended and Restated Executive Retirement Agreement between PSG and Charles E. Rickershauser, Jr. dated as of March 23, 1998.

                                    Index-1

          (i) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. (Berkshire) and PSG relating to Berkshire's acquisition of PSG's Common Stock. (Incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K.)

(12) Statement of Computation of Ratios.

(13) Annual report to stockholders - Inside front cover, page 1, and all the pages following the Letter to Stockholders.

(21) Subsidiaries of the registrant.

(23) Consent of independent auditors (see page F-2 of Item 14(a) of this Form 10-K).

(27) Financial data schedule.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10(d), (10)(e), (10)(f), (10)(g), and (10)(h).

ALL EXHIBITS INCORPORATED BY REFERENCE ON OR AFTER JUNE 5, 1996 ARE FILED IN PS GROUP HOLDINGS, INC. DOCUMENTS (COMMISSION FILE NUMBER 1-7141); EXHIBITS INCORPORATED BY REFERENCE BEFORE JUNE 5, 1996 ARE FILED IN PSG DOCUMENTS (SAME COMMISSION FILE NUMBER AS PS GROUP HOLDINGS, INC.).

                                    Index-2