Form 10-Q
period 1998-03-31
PS GROUP HOLDINGS INC
filed 1998-05-04
CIK 1013834

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                        -------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1998: 6,068,313 shares of common stock, $1 par value.

--------------------------------------------------------------------------------

                            PS GROUP HOLDINGS, INC.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the first quarter of 1998 may be deemed forward-looking such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; and the volatility of the prices of crude oil and natural gas and the effect on Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact of the volatility of the prices of crude oil and natural gas on Statex; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q, the 1997 Annual Report to Stockholders of the Company, and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                        PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Included herein on pages F-1 to F-4.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included herein on pages F-5 and F-6.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported in the Company's Form 10-Q's for the quarters ended June 30 and September 30, 1997, and in the Form 10-K for the year ended December 31, 1997, the City and County of San Francisco (CCSF), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco (the Court), against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and clean-up of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the CCSF Action). For additional information with respect to this action and two related cross actions, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997).

     The status report on the CCSF Action previously scheduled to be delivered to the Court on April 15, 1998 has been re-set for July 13, 1998 with a case management conference set for July 24, 1998, and mediation to commence among willing parties on September 22, 1998.

     The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the environmental remediation charges the Company recorded in the year ended December 31, 1997 described in Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997).


ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          March 5, 1998  Reported, effective February 28, 1998, that the Company had sold the assets of the aviation fuel division of the Company's fuel sales and distribution subsidiary.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 4, 1998


                                         PS GROUP HOLDINGS, INC.
                                         -----------------------
                                              (Registrant)



                                         /s/ L.A. Guske
                                         ------------------------
                                         LAWRENCE A. GUSKE
                                         Vice President - Finance and
                                         Chief Financial Officer and
                                         Authorized Officer of the Registrant

PS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(in thousands)

                                                           1998             1997
                                                         ---------        --------
                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                $ 12,556        $ 10,921
 U.S. Government securities                                  5,682           5,815
 Accounts and notes receivable                               5,002           6,090
 Current portion of aircraft leases                          7,615           8,630
 Other current assets                                        1,613           1,631
 Net current assets of discontinued operation                6,029           7,293
                                                          --------        --------
   Total current assets                                     38,497          40,380
Property and equipment, net                                 23,860          23,772
Aircraft leased under operating leases, net                 69,965          72,444
Investment in aircraft financing leases                     78,346          82,067
Other assets                                                 5,753           6,359
                                                          --------        --------
                                                          $216,421        $225,022
                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities          $  1,599        $  2,057
  Accrued interest                                           3,360           4,404
  Environmental remediation liability                        1,263           1,384
  Current portion of long-term obligations                  16,481          18,211
                                                          --------        --------
   Total current liabilities                                22,703          26,056
Long-term obligations                                       49,898          55,511
Deferred income taxes                                       36,224          36,450
Environmental remediation liability                          3,806           3,716
Other liabilities                                            6,568           6,581
Stockholders' equity:
 Common stock                                                6,068           6,068
 Additional paid-in capital                                 90,640          90,640
a Retained earnings                                             514
                                                          --------        --------
   Total stockholders' equity                               97,222          96,708
                                                          --------        --------
                                                          $216,421        $225,022
                                                          ========        ========

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(in thousands, except per share amounts)


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                  ----------------------------
                                                     1998              1997 *
                                                  ----------         ---------
Continuing operations:
 Revenues:
   Aircraft leasing                                   $6,228           $ 7,941
   Oil and gas production                              1,787             2,516
   Fuel storage and distribution                         192               150
   Interest and other income                             301               395
                                                      ------           -------
                                                       8,508            11,002
                                                      ------           -------
 Costs and expenses:
   Cost of sales                                       1,365             1,300
   Depreciation, depletion, and amortization           3,164             3,845
   General and administrative expenses                   887             1,020
   Interest expense                                    2,195             3,030
                                                      ------           -------
                                                       7,611             9,195
                                                      ------           -------
 Income from continuing operations before taxes          897             1,807
 Provision for taxes                                     383               785
                                                      ------           -------
       Income from continuing operations                 514             1,022
Discontinued operation, net of tax                         -               (14)
                                                      ------           -------
Net income                                            $  514           $ 1,008
                                                      ======           =======
Basic and diluted earnings per share:
 Continuing operations                                $  .08           $   .17
 Discontinued operation                                    -                 -
                                                      ------           -------
       Net income per share                           $  .08           $   .17
                                                      ======           =======
Shares used in determining basic and diluted
   earnings per share                                  6,068             6,068
                                                      ======           =======

* Restated as described in Note 1.

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(in thousands)

                                                                     1998         1997 *
                                                                   -------      --------
Cash flows from continuing operations:
  Cash provided from operating activities                          $ 3,362      $  5,389
  Cash flows from investing activities:
    Proceeds from maturities of U.S. Government securities             454           531
    Capital additions (primarily oil and gas related)                 (798)         (723)
    Financing leases and other                                       4,869         6,387
                                                                   -------      --------
      Net cash provided from investing activities                    4,525         6,195
                                                                   -------      --------
  Cash flows from financing activities:
    Additions to long-term obligations                                               300
    Reductions in long-term obligations                             (7,343)      (10,126)
                                                                   -------      --------
      Net cash used in financing activities                         (7,343)       (9,826)
                                                                   -------      --------
Cash provided from discontinued operation                            1,091         2,142
                                                                   -------      --------
Net increase in cash and cash equivalents                            1,635         3,900
Cash and cash equivalents at beginning of period                    10,921         7,290
                                                                   -------      --------
Cash and cash equivalents at end of period                         $12,556      $ 11,190
                                                                   =======      ========

* Restated as described in Note 1.

See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position at March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. During the fourth quarter of 1997 and the first quarter of 1998, the assets of the wholesale and aviation fuel sales divisions, respectively, of PS Trading, Inc. were sold. Accordingly, fuel sales is shown as a discontinued operation in all periods presented and amounts for 1997 have been restated. Certain reclassifications have been made to the 1997 financial statements to make them comparable to the 1998 presentation. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997).

(b) Restrictions on the transfer of common shares - There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions have been imposed in order to help preserve the Company's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   At March 31, 1998, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $18.2 million, a $1.5 million increase from December 31, 1997. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $1.5 million since December 31, 1997. The Company's capitalization consisted of 41% long and short-term obligations and 59% equity at March 31, 1998 compared to 43%/57% at December 31, 1997.

   At the end of the first quarter of 1998, $2.4 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

   Statex has a separate bank credit agreement collateralized by its major oil properties. As of March 31, 1998, $5 million was borrowed under this credit agreement out of a total availability of $7.5 million. The availability of borrowings depends upon the bank's valuation of the oil and gas reserves at the date such borrowings are requested. This source of funding is intended for the acquisition and development of oil and gas properties.

   PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. The lease portfolio consists of 15 aircraft, of which 12 are leased to US Airways, Inc. (US Airways). PSG's assets include $101.9 million for which realization is substantially dependent upon the future performance of US Airways under those aircraft leases with PSG. For a complete discussion of US Airways' relationships to PSG's financial condition, refer to the section entitled "Aircraft Leasing" in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997). PSG refers readers to public information regarding US Airways for further details relating to its financial condition.

   The Company believes that its cash, cash equivalents, U.S. Government securities, projected cash flow, and the availability under Statex's bank credit agreement are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

   Aircraft leasing revenues were 22% lower in the first quarter of 1998 compared to the same period in 1997 principally due to fewer aircraft under lease. Four BAe 146 aircraft were sold in the fourth quarter of 1997 reducing the total number of aircraft under lease from 19 to 15.

   Oil and gas production revenues for the first quarter of 1998 were 29% lower compared to 1997's first quarter principally due to lower oil and gas prices.

COSTS AND EXPENSES

    The decrease in depreciation expense in the first quarter of 1998 relates primarily to the sale of the four BAe 146 aircraft discussed above.

   General and administrative expenses were lower in the first quarter of 1998 compared to 1997 primarily due to lower personnel costs and professional fees.

   Interest expense was lower in the first quarter of 1998 compared to the same period in 1997 primarily due to lower levels of outstanding debt.

INCOME TAXES

   Taxes in both 1998 and 1997 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS

   PSG recorded lower net income in the first quarter of 1998 compared to 1997's first quarter, primarily as a result of fewer aircraft on lease in 1998. Statex recorded a net loss in the first quarter of 1998 due to sharply lower oil and reduced gas prices in 1998 versus 1997. There is significant volatility in oil and gas prices and such volatility is expected to continue.