Form 10-Q
period 1998-06-30
PS GROUP HOLDINGS INC
filed 1998-08-03
CIK 1013834

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
                      ----------------------------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1998

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998: 6,068,313 shares of common stock, $1 par value.

--------------------------------------------------------------------------------

                            PS GROUP HOLDINGS, INC.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the second quarter of 1998 may be deemed forward-looking such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; and the volatility of the prices of crude oil and natural gas and the effect on Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact of the volatility of the prices of crude oil and natural gas on Statex; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q, the 1997 Annual Report to Stockholders of the Company, and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                        PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Included herein on pages F-1 to F-4.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included herein on pages F-5 and F-6.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported in the Company's Form 10-K for the year ended December 31, 1997, the City and County of San Francisco (CCSF), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco (the Court), against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and clean-up of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the CCSF Action). For additional information with respect to this action and two related cross actions, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997).

     Most of the parties in the CCSF Action have agreed to participate in a mediation presided over by retired Judge Daniel Weinstein in San Francisco. Judge Weinstein will be seeking to mediate and settle all of the claims by SFIA against the various SFIA tenants, as well as contribution and indemnity claims among the tenants. The mediation will commence on September 22, 1998, and continue from time to time thereafter. Those parties not participating in the mediation will be ordered by the Court to proceed with the litigation. The Company is unable to determine the possible outcome of the mediation, including whether or not the mediation will avoid the ultimate litigation of the claims in the CCSF Action.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of the Company was held on June 5, 1998. The purpose of the meeting was to elect all directors of the Company to serve until the 1999 annual meeting of stockholders and until their successors are elected and qualified. The votes cast for directors were as follows:

                                      For      Withheld
                                   ---------   --------

William H. Borthwick               5,257,503     10,232
Steven D. Broidy                   5,259,903      7,832
Robert M. Fomon                    5,226,896     40,839
J. P. Guerin                       5,230,776     36,959
Donald E. Killian, Jr.             5,257,665     10,070
Gordon C. Luce                     5,256,609     11,126
Christopher H. B. Mills            5,260,211      7,524
Joseph S. Pirinea                  5,260,316      7,419
Charles E. Rickershauser, Jr.      5,228,176     39,559

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 1998
                                         PS GROUP HOLDINGS, INC.
                                         -----------------------
                                         (Registrant)


                                         /s/   Lawrence A. Guske
                                         -----------------------
                                         LAWRENCE A. GUSKE
                                         Vice President - Finance and
                                         Chief Financial Officer and
                                         Authorized Officer of the Registrant

PS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
(in thousands)

                                                              1998       1997
                                                       -----------   --------
ASSETS                                                 (UNAUDITED)
Current assets:
 Cash and cash equivalents                                $  3,857   $ 10,921
   U.S. Government securities                               19,668      5,815
   Accounts and notes receivable                             5,259      6,090
   Current portion of aircraft leases                        8,366      8,630
   Other current assets                                      1,349      1,631
   Net current assets of discontinued operation              1,726      7,293
                                                          --------   --------
     Total current assets                                   40,225     40,380
Property and equipment, net                                 23,636     23,772
Aircraft leased under operating leases, net                 67,490     72,444
Investment in aircraft financing leases                     77,606     82,067
Other assets                                                 5,638      6,359
                                                          --------   --------
                                                          $214,595   $225,022
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities          $  2,023   $  2,057
  Accrued interest                                           3,155      4,404
  Environmental remediation liability                        1,193      1,384
  Current portion of long-term obligations                  15,262     18,211
                                                          --------   --------
   Total current liabilities                                21,633     26,056

Long-term obligations                                       47,788     55,511
Deferred income taxes                                       36,859     36,450
Environmental remediation liability                          3,620      3,716
Other liabilities                                            6,680      6,581

Stockholders' equity:
 Common stock                                                6,068      6,068
 Additional paid-in capital                                 90,640     90,640
 Retained earnings                                           1,307
                                                          --------   --------
   Total stockholders' equity                               98,015     96,708
                                                          --------   --------
                                                          $214,595   $225,022
                                                          ========   ========

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(in thousands, except per share amounts)



                                                         THREE MONTHS         SIX MONTHS
                                                        ENDED JUNE 30,       ENDED JUNE 30,
                                                       ----------------    -----------------
                                                        1998     1997 *     1998      1997 *
                                                       ------   -------    -------   -------
Continuing operations:
Revenues:
   Aircraft leasing                                   $ 6,060  $  7,902   $ 12,288  $ 15,843
   Oil and gas production                               1,593     2,135      3,380     4,651
   Fuel storage and distribution                          190       166        382       316
   Interest and other income                              430       372        731       767
                                                      -------  --------   --------  --------
                                                        8,273    10,575     16,781    21,577
                                                      -------  --------   --------  --------
 Costs and expenses:
   Cost of sales                                        1,229     1,350      2,594     2,650
   Depreciation, depletion, and amortization            3,177     5,547      6,341     9,392
   Environmental remediation expenses                       -     3,729          -     3,729
   General and administrative expenses                    701       832      1,588     1,852
   Interest expense                                     1,800     2,800      3,995     5,830
                                                      -------  --------   --------  --------
                                                        6,907    14,258     14,518    23,453
                                                      -------  --------   --------  --------
 Income (loss) from continuing operations
      before taxes                                      1,366    (3,683)     2,263    (1,876)
Provision (credit) for taxes                              573    (1,572)       956      (787)
                                                      -------  --------   --------  --------
       Income (loss) from continuing operations           793    (2,111)     1,307    (1,089)
Loss from discontinued operation, net of tax                -    (1,658)         -    (1,672)
                                                      -------  --------   --------  --------
Net income (loss)                                     $   793  $ (3,769)  $  1,307  $ (2,761)
                                                      =======  ========   =======   ========
Basic and diluted earnings (loss) per share:
 Continuing operations                                $   .13  $   (.35)  $    .22  $   (.18)
Discontinued operation                                      -      (.27)         -      (.27)
                                                      -------  --------   --------  --------
   Net income (loss) per share                        $   .13  $   (.62)  $    .22  $   (.45)
                                                      =======  ========   ========  ========
Shares used in determining basic and diluted
   earnings (loss) per share                            6,068     6,068      6,068     6,068
                                                      =======  ========   ========  ========



* Restated as described in Note 1.

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(in thousands)

                                                                 1998        1997 *
                                                               --------    --------
Cash flows from continuing operations:
 Cash provided from operating activities                       $  7,651    $ 10,436
Cash flows from investing activities:
        Purchase of U.S. Government securities                  (13,955)
   Proceeds from maturities of U.S. Government securities           454         993
   Capital additions (primarily oil and gas related)             (1,314)     (1,920)
   Financing leases and other                                     5,181       6,287
                                                               --------    --------
    Net cash provided from (used in) investing activities        (9,634)      5,360
                                                               --------    --------
 Cash flows from financing activities:
   Additions to long-term obligations                                           300
   Reductions in long-term obligations                          (10,672)    (13,626)
                                                               --------    --------
    Net cash used in financing activities                       (10,672)    (13,326)
                                                               --------    --------
Cash provided from (used in) discontinued operation               5,591      (1,825)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents             (7,064)        645
Cash and cash equivalents at beginning of period                 10,921       7,290
                                                               --------    --------
Cash and cash equivalents at end of period                     $  3,857    $  7,935
                                                               ========    ========



* Restated as described in Note 1.


See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position at June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. During the fourth quarter of 1997 and the first quarter of 1998, the assets of the wholesale and aviation fuel sales divisions, respectively, of PS Trading, Inc. (PST) were sold. Accordingly, fuel sales is shown as a discontinued operation in all periods presented and amounts for 1997 have been restated. Certain reclassifications have been made to the 1997 financial statements to make them comparable to the 1998 presentation. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31,
    1997).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

   At June 30, 1998, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $23.5 million, a $6.8 million increase from December 31, 1997. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $4.3 million since December 31, 1997. The Company's capitalization consisted of 39% long and short-term obligations and 61% equity at June 30, 1998 compared to 43%/57% at December 31, 1997.

   At the end of the second quarter of 1998, $1.9 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

   Statex has a separate bank credit agreement collateralized by its major oil properties. As of June 30, 1998, $5 million was borrowed under this credit agreement out of a total availability of $7.5 million. The availability of borrowings depends upon the bank's valuation of the oil and gas reserves at the date such borrowings are requested. This source of funding is intended for the acquisition and development of oil and gas properties.

   PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. The lease portfolio consists of 15 aircraft, of which 12 are leased to US Airways, Inc. (US Airways). PSG's assets include $99.4 million for which realization is substantially dependent upon the future performance of US Airways under those aircraft leases with PSG. For a complete discussion of US Airways' relationships to PSG's financial condition, refer to the section entitled "Aircraft Leasing" in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997). PSG refers readers to public information regarding US Airways for further details relating to its financial condition.

   The Company believes that its cash, cash equivalents, U.S. Government securities, projected cash flow, and the availability under Statex's bank credit agreement are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

   Aircraft leasing revenues were 23% lower in the second quarter and 22% lower in the first half of 1998 compared to the same periods in 1997 principally due to fewer aircraft under lease. Four BAe 146 aircraft were sold in the fourth quarter of 1997 reducing the total number of aircraft under lease from 19 to 15.

  Oil and gas production revenues for the second quarter were 25% lower and for the first half of 1998 were 27% lower compared to the 1997 periods principally due to sharply lower oil and reduced gas prices.

COSTS AND EXPENSES

    The net decrease in depreciation expense in the second quarter and first half of 1998 relates primarily to (i) reduced depreciation expense which resulted from the sale of the four BAe 146 aircraft discussed above and (ii) additional depreciation expense of $1.7 million recorded in the second quarter of 1997 related to five of the ten BAe 146 aircraft which were then leased to US Airways. With respect to those five aircraft, the specified lease termination values were below the net book values of the aircraft. This additional depreciation was recorded to reflect notification received from US Airways that it might exercise its lease termination rights with respect to four of the ten BAe 146 aircraft (including three of these five aircraft on which additional depreciation was being recorded) at specified lease termination values, and, in fact, US Airways did exercise these rights in the fourth quarter of 1997. In light of this notification and the improved market for possible sales by US Airways, PSG adjusted its depreciation to reflect the lease termination values on these five aircraft.

   The $3.7 million of environmental remediation expenses in the second quarter and first half of 1997 relate to estimated costs for the investigation and remediation of potential soil and groundwater pollution at SFO where PST, as the operator of various fuel storage and distribution facilities, has been named as a potentially responsible party. Refer to Item 1. Legal Proceedings for additional information.

   General and administrative expenses were lower in the second quarter and first half of 1998 compared to 1997 primarily due to lower professional fees.

   Interest expense was lower in the second quarter and first half of 1998 compared to the same periods in 1997 primarily due to lower levels of outstanding debt.

INCOME TAXES

   Taxes in both 1998 and 1997 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS

   PSG recorded higher net income in the second quarter and first half of 1998 compared to 1997's results which were depressed by the additional depreciation expense described above.

   Statex recorded a net loss in the second quarter and first half of 1998 due to sharply lower oil prices in 1998 versus 1997. There is significant volatility in oil and gas prices and such volatility is expected to continue.

  PST's fuel storage and distribution operation recorded a small profit in 1998 versus a large loss in 1997 which was related to the environmental remediation expenses described above.