Form 10-Q
period 1998-09-30
PS GROUP HOLDINGS INC
filed 1998-11-12
CIK 1013834

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                      ___________________________________



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended: SEPTEMBER 30, 1998


                                      or


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1998: 6,068,313 shares of common stock, $1 par value.

================================================================================

                            PS GROUP HOLDINGS, INC.

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the third quarter of 1998 may be deemed forward-looking such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; the estimated fair value of oil and gas properties owned by Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company; the volatility of the prices of crude oil and natural gas and the resultant effect on Statex including its ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact of the volatility of the prices of crude oil and natural gas on Statex, including the possibility of future impairment losses and future non-compliance with financial loan covenants; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q, the 1997 Annual Report to Stockholders of the Company, and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.


                        PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

     Included herein on pages F-1 to F-4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included herein on pages F-5 to F-8.


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

     Most of the Parties in the CCSF Action have begun an extended mediation presided over by retired Judge Daniel Weinstein in San Francisco. Judge Weinstein is seeking to mediate and settle all of the claims by SFIA against the various SFIA tenants, as well as the contribution and indemnity claims among the tenants. The mediation began with a joint session among SFIA and all participating tenants on September 22, 1998, and individual tenants, including the Company, have participated in separate mediation sessions with SFIA and the mediator since September 22, 1998. While some tenants have reached tentative settlements with SFIA, neither the Company nor any of the major tenants have settled. However, both the Company and the major tenants are continuing mediation efforts with SFIA and the mediator. As the mediation continues, the litigation is stayed as to the Company and the other mediating tenants. The Company is unable to determine whether the on-going mediation will result in a settlement, or the amount of a settlement, between SFIA and the Company, and the Company and other tenants.

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

Date:  November 12, 1998

                                         PS GROUP HOLDINGS, INC.
                                         -----------------------
                                         (Registrant)


                                         /s/   Lawrence A. Guske
                                         --------------------------
                                         LAWRENCE A. GUSKE
                                         Vice President - Finance and
                                         Chief Financial Officer and
                                         Authorized Officer of the Registrant

PS GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(in thousands)

                                                             1998              1997
                                                           --------          --------
     ASSETS                                               (UNAUDITED)
     Current assets:
       Cash and cash equivalents                           $  2,195          $ 10,921
       U.S. Government securities                            21,965             5,815
       Accounts and notes receivable                          4,915             6,090
       Current portion of aircraft leases                     8,298             8,630
       Other current assets                                   1,584             1,631
       Net current assets of discontinued operation             667             7,293
                                                           --------          --------
           Total current assets                              39,624            40,380

     Property and equipment, net                             13,294            23,772
     Aircraft leased under operating leases, net             65,015            72,444
     Investment in aircraft financing leases                 75,691            82,067
     Other assets                                             4,868             6,359
                                                           --------          --------
                                                           $198,492          $225,022
                                                           ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and other accrued liabilities      $  1,749          $  2,057
       Accrued interest                                         997             4,404
       Environmental remediation liability                    1,024             1,384
       Current portion of long-term obligations              13,834            18,211
                                                           --------          --------
           Total current liabilities                         17,604            26,056

     Long-term obligations                                   44,410            55,511
     Deferred income taxes                                   33,422            36,450
     Environmental remediation liability                      3,632             3,716
     Other liabilities                                        6,785             6,581

     Stockholders' equity:
       Common stock                                           6,068             6,068
       Additional paid-in capital                            90,640            90,640
       Deficit                                               (4,069)                -
                                                           --------          --------
           Total stockholders' equity                        92,639            96,708
                                                           --------          --------
                                                           $198,492          $225,022
                                                           ========          ========

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(in thousands, except per share amounts)

                                                               THREE MONTHS                     NINE MONTHS
                                                              ENDED SEPT. 30,                  ENDED SEPT. 30,
                                                      -----------------------------     ----------------------------
                                                               1998        1997 *             1998           1997 *
                                                      -----------------------------     ----------------------------
Continuing operations:
 Revenues:
   Aircraft leasing                                        $ 6,042          $ 7,898          $18,330         $23,741
   Oil and gas production                                    1,442            3,022            4,822           7,673
   Fuel storage and distribution                               216              163              598             479
   Interest and other income                                   480              363            1,211           1,130
                                                      ------------    -------------     ------------    ------------
                                                             8,180           11,446           24,961          33,023
                                                      ------------    -------------     ------------    ------------
 Costs and expenses:
   Cost of sales                                             1,479            1,532            4,073           4,182
   Depreciation, depletion, and amortization                 3,103            5,761            9,444          15,153
   Impairment loss on oil and gas properties                10,200                -           10,200               -
   Environmental remediation expenses                            -            1,804                -           5,533
   General and administrative expenses                         557              642            2,145           2,494
   Interest expense                                          1,626            2,863            5,621           8,693
                                                      ------------    -------------     ------------    ------------
                                                            16,965           12,602           31,483          36,055
                                                      ------------    -------------     ------------    ------------
 Loss from continuing operations
      before taxes                                          (8,785)          (1,156)          (6,522)         (3,032)
 Credit for taxes                                           (3,409)            (480)          (2,453)         (1,267)
                                                      ------------    -------------     ------------    ------------
   Loss from continuing operations                          (5,376)            (676)          (4,069)         (1,765)
Loss from discontinued operation, net of tax                     -             (329)               -          (2,001)
                                                      ------------    -------------     ------------    ------------
Net loss                                                   $(5,376)         $(1,005)         $(4,069)        $(3,766)
                                                      ------------    -------------     ------------    ------------

Basic and diluted loss per share:
 Continuing operations                                     $  (.89)         $  (.11)         $  (.67)        $  (.29)
 Discontinued operation                                          -             (.06)               -            (.33)
                                                      ------------    -------------     ------------    ------------
   Net loss per share                                      $  (.89)         $  (.17)         $  (.67)        $  (.62)
                                                      ============    =============     ============    ============

Shares used in determining basic and diluted
   loss per share                                            6,068            6,068            6,068           6,068
                                                      ============    =============     ============    ============

* Restated as described in Note 1.

See accompanying notes.

PS GROUP HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(in thousands)

                                                                         1998              1997 *
                                                                   -------------      -------------
Cash flows from continuing operations:
 Cash provided from operating activities                               $   9,804          $  14,632

 Cash flows from investing activities:
   Purchase of U.S. Government securities                                (23,096)                 -
   Proceeds from maturities of U.S. Government securities                  7,883              2,349
   Capital additions (primarily oil and gas related)                      (1,821)            (4,403)
   Financing leases and other                                              7,329              9,839
                                                                   -------------      -------------
   Net cash provided from (used in) investing activities                  (9,705)             7,785
                                                                   -------------      -------------

 Cash flows from financing activities:
   Additions to long-term obligations                                        600              2,000
   Reductions in long-term obligations                                   (16,077)           (20,255)
   Special cash distribution to stockholders                                   -             (9,102)
                                                                   -------------      -------------

   Net cash used in financing activities                                 (15,477)           (27,357)
                                                                   -------------      -------------

Cash provided from discontinued operation                                  6,652              9,471
                                                                   -------------      -------------

Net increase (decrease) in cash and cash equivalents                      (8,726)             4,531

Cash and cash equivalents at beginning of period                          10,921              7,290
                                                                   -------------      -------------

Cash and cash equivalents at end of period                             $   2,195          $  11,821
                                                                   =============      =============



* Restated as described in Note 1.

See accompanying notes.

PS GROUP HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(a) In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring adjustments, other than the impairment loss described below) necessary for a fair statement of the consolidated financial position at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. During the fourth quarter of 1997, PS Trading, Inc.
    (PST) completed the sale of the assets of its wholesale division, and during the first quarter of 1998, the assets of its aviation fuel sales division were sold. Accordingly, fuel sales is shown as a discontinued operation in all periods presented and amounts for 1997 have been restated. Certain reclassifications have been made to the 1997 financial statements to make them comparable to the 1998 presentation. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997).

(b) Statex Petroleum, Inc. (Statex), PSGH's oil and gas subsidiary recorded a pretax, noncash impairment loss of $10,200,000 related to the write-down of specific oil and gas properties to estimated fair value as of September 30, 1998. This decision was based primarily on the decreased market value of oil and gas properties and also reflected weak oil prices and further operating losses recorded by Statex. Fair value was based on the current indicated price for oil and gas properties, estimated discounted future net cash flows, and input and discussions with oil and gas professionals

(c) Restrictions on the transfer of common shares - There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions have been imposed in order to help preserve the Company's substantial net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S DISCLOSURES UNDER THE HEADING:
"CAUTION REGARDING FORWARD-LOOKING STATEMENTS" FOUND ON PAGE 1.

FINANCIAL CONDITION

     At September 30, 1998, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $24.2 million, a $7.4 million increase from December 31, 1997. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $7.7 million since December 31, 1997. The Company's capitalization consisted of 39% long and short-term obligations and 61% equity at September 30, 1998 compared to 43%/57% at December 31, 1997.

     At the end of the third quarter of 1998, $1.9 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

     Statex has a separate bank credit agreement collateralized by its major oil and gas properties. As of September 30, 1998, $5.6 million was borrowed under this agreement. Due to losses in the third quarter of 1998, Statex did not meet a financial covenant contained its bank loan agreement relating to the fixed charge ratio. In November 1998, Statex obtained a waiver from the bank relating to its non-compliance with this financial covenant in the third quarter of 1998. It is possible that future losses by Statex could cause it to again be out of compliance with this financial covenant or with other covenants in its bank credit agreement. There can be no assurances that the bank will be willing to grant additional waivers in the future. If the bank was unwilling to grant additional waivers if needed, the bank could by notice to Statex declare the outstanding principal and interest due and payable. If that occurred the Company expects that, if it so decided, it would have adequate funds to advance to Statex to pay the outstanding principal and interest.

     PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. The lease portfolio consists of 15 aircraft, of which 12 are leased to US Airways, Inc. (US Airways). PSG's assets include $95.2 million for which realization is substantially dependent upon the future performance of US Airways under those aircraft leases with PSG. For a complete discussion of US Airways' relationships to PSG's financial condition, refer to the section entitled "Aircraft Leasing" in the Company's 1997 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K for the year ending December 31, 1997). PSG refers readers to public information regarding US Airways for further details relating to its financial condition.

     The Company believes that its cash, cash equivalents, U.S. Government securities, and projected cash flow are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

     Aircraft leasing revenues were 23% lower in the third quarter and the first nine months of 1998 compared to the same periods in 1997 principally due to fewer aircraft under lease. Four BAe 146 aircraft were sold in the fourth quarter of 1997 reducing the total number of aircraft under lease from 19 to 15.

     Oil and gas production revenues for the third quarter were 52% lower and for the first nine months of 1998 were 37% lower compared to the 1997 periods principally due to sharply lower oil prices, reduced gas prices, and lower gas volumes (particularly in the third quarter of 1998).

COSTS AND EXPENSES

     The net decrease in depreciation expense in the third quarter and first nine months of 1998 relates primarily to (i) reduced depreciation expense which resulted from the sale of the four BAe 146 aircraft discussed above and (ii) additional depreciation expense of $1.5 million in the third quarter and $2.9 million in the first nine months of 1997 related to five of the ten BAe 146 aircraft which were then leased to US Airways. With respect to those five aircraft, the specified lease termination values were below the net book values of the aircraft. This additional depreciation was recorded to reflect notification received from US Airways that it might exercise its lease termination rights with respect to four of the ten BAe 146 aircraft (including three of these five aircraft on which additional depreciation was being recorded) at specified lease termination values, and, in fact, US Airways did exercise these rights in the fourth quarter of 1997. In light of this notification and the improved market for possible sales by US Airways, PSG adjusted its depreciation to reflect the lease termination values on these five aircraft.

     The impairment loss on oil and gas properties is described in Note (b) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

     The environmental remediation expenses in 1997 relate to estimated costs for the investigation and remediation of potential soil and groundwater pollution at San Francisco International Airport where PST, as the operator of various fuel storage and distribution facilities, has been named as a potentially responsible party. Refer to Item 1. Legal Proceedings for additional information.

     General and administrative expenses were lower in the third quarter and first nine months of 1998 compared to 1997 primarily due to lower professional fees and lower rent expense.

     Interest expense was lower in the third quarter and first nine months of 1998 compared to the same periods in 1997 primarily due to lower levels of outstanding debt.

INCOME TAXES

     Taxes in both 1998 and 1997 differ from the corporate federal tax rate primarily because of the effect of state taxes.

SEGMENT RESULTS

     PSG recorded higher net income in the third quarter and first nine months of 1998 compared to 1997's results which were depressed by the additional depreciation expense described above.

     Statex recorded a net loss in the third quarter and first nine months of 1998 due to sharply lower oil prices in 1998 versus 1997 and the impairment loss described above. There is significant volatility in oil and gas prices and such volatility is expected to continue. Future declines in oil and gas prices could result in additional impairment losses.

     PST's fuel storage and distribution operation recorded a small profit in the 1998 periods versus a large loss in the 1997 periods due to the environmental remediation expenses described above.

YEAR 2000 ISSUES

     The Company and each of its subsidiaries are working to resolve the potential impact of the Year 2000 on the ability of their computerized information systems to accurately process information that may be date sensitive. Any system that recognizes a date using "00" as the year 1900 rather that the year 2000 could result in errors or systems failures. The Company, PSG, and PST share a number of common computer systems in their operations. In addition, Statex uses a number of computer systems in its operations. Since all of these systems use only standardized computer programs developed by major software vendors, the Company and its subsidiaries are dependent on those software vendors to make the needed modifications to accommodate the Year 2000. Some of these programs have already been modified. For other programs, the vendors have indicated that the modifications will be completed in advance of the Year 2000, although the vendors have stated that there are no assurances that this will be accomplished. As a contingency, if any vendor does not modify its software to address the Year 2000 issues on a timely basis, management believes that there will be appropriate alternative software available that is Year 2000 compliant and that can be substituted with no material effect on operations. The Company and its subsidiaries believe, based on advice from outside consultants, that their computer hardware is already Year 2000 compliant. Based on information currently available, management believes that the costs to address the Year 2000 issues discussed above will be less than $100,000 and that the software modifications using existing or substitute vendors will be completed by mid-1999.

     The Company and its subsidiaries are dependent upon third party providers to perform many services including insurance coverage, employee benefit programs, shareholder related services, printing, utilities, and communications. The Company has received correspondence from many of these providers which indicates that they expect to address their significant Year 2000 issues on a timely basis. The Company plans to contact the remaining significant providers by early 1999, and it will continue to monitor the progress of all of its significant third party providers. The Company has no control over these providers becoming Year 2000 compliant. As a contingency, if a provider does not become Year

2000 compliant in a timely manner, the Company, in many cases, may be able to change to another party that is compliant. Such a contingency plan is expected to be in place by mid-1999.

     The Company's largest revenue source is aircraft lease revenue from US Airways, America West Airlines, Inc., and Continental Airlines, Inc. Lease revenue represented 73% of total revenues for the first nine months of 1998. Revenue from US Airways alone represented 58% of total revenues for the first nine months of 1998. The Company has approached each lessee regarding its compliance with Year 2000 issues. Each has indicated to the Company and in public filings that it is not currently Year 2000 compliant. However, each has disclosed that they are working toward becoming compliant. These lessees have further indicated that they could suffer material adverse effects on their results of operations and financial condition if they or third parties they rely upon are not Year 2000 compliant. Such an adverse effect could jeopardize the lessees' ability to make lease payments to the Company. The Company has no control over these lessees becoming Year 2000 compliant and there is no contingency plan. In the event that failure to become Year 2000 compliant on the part of any lessee adversely affects its ability to make lease payments to the Company, the Company is unable to estimate the amount of lease revenue, if any, that would not be paid to it. It is possible that the Company could sustain a significant interruption in its revenue stream that would affect the Company's ability to make its debt payments on loans secured by leased aircraft.

     Oil and gas revenues generated by Statex amounted to 19% of consolidated revenues for the first nine months of 1998. Approximately 70% of Statex's revenues come directly or indirectly from one large independent oil refiner and marketer. This refiner and marketer has disclosed in public filings that it is working to resolve its Year 2000 issues. To the extent this purchaser or other current purchasers were unable to purchase oil and gas due to Year 2000 issues, Statex expects that, at least in most cases, it will be able to find alternative purchasers. However, there is no assurance that this could be done or that pricing from alternative purchasers would be the same as that obtained from current purchasers. A contingency plan for alternative purchasers is expected to be in place by mid-1999. Most of Statex's power to operate its production equipment comes from one large Texas utility. Statex's operations could be negatively impacted if this utility company or any of its other utility providers were not Year 2000 compliant and could not provide their services.
The Company is unable to estimate the potential impact on its operations if Statex's customers or its utility providers are not Year 2000 compliant.

     If the Company or its subsidiaries, or any third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner it could have a material adverse effect on the Company's business, financial condition, and results of operations. Beyond the information disclosed above, the Company is unable to determine the extent of such potential adverse effects.