Form 10-K
period 1998-12-31
PS GROUP HOLDINGS INC
filed 1999-03-26
CIK 1013834

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-K
(Mark One)
    X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
   ---
       Act of 1934 for the fiscal year ended December 31, 1998 or

   ___ Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934


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

                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No _____
                                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates* of the registrant.

                       $44,397,053 as of March 22, 1999

*Assumes Berkshire Hathaway Inc. (and its subsidiaries) and ESL Partners, L.P., owning approximately 19.9% and 19.7%, respectively, of the outstanding shares of common stock of the Company on March 12, 1999, are not affiliates of the Company.

   The number of shares of common stock outstanding as of March 22, 1999 was
                                  6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Stockholders for the Year ended December 31, 1998............. PART I and PART II
Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.........           PART III

================================================================================

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this 1998 Form 10-K may be deemed forward-looking, such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the possible consequences of any unscheduled return of aircraft under lease; the possibility of 1999 sales of six BAe 146 aircraft owned by PSG or the potential future phase-out of six MD-80 aircraft owned by PSG from the fleet of the applicable lessee and the impact of such sales or phase-out on PSG's financial condition, results of operations, and net operating loss carryforwards; the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the possibility that future claims may be made regarding potential soil and groundwater pollution at the Los Angeles International Airport, the Oakland International Airport, or the Sacramento International Airport where PSG or PS Trading, Inc.
(PST) own fuel storage facilities and/or pipelines; the estimated income tax liabilities due to the State of California for the tax years 1987 through 1990 and the estimated amounts due for other deferred tax liabilities; the tax treatment of the Company's special distributions to stockholders in 1995, 1996, 1997, and 1998; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; the amount of 1999 capital additions; the estimated fair value of oil and gas properties owned by Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company, that was used in computing the impairment loss; the quantities of oil and gas reserves owned by Statex, and the related future net cash inflows from oil and gas producing activities; the volatility of the prices of crude oil and natural gas and the resultant effect on Statex including its ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and the impact of Year 2000 issues on the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the effect of any 1999 sales of BAe 146 aircraft or the potential future phase-out of six MD-80 aircraft from the fleet of the applicable lessee on the Company's financial condition, results of operations, and net operating loss carryforwards; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the uncertainties arising from the potentiality for future claims relating to pollution at three other airports; the possibility that the final disposition of tax deficiencies asserted by the State of California will involve litigation or will be for an amount in excess of the amount estimated by the Company; the possibility of future adjustments to the deferred income tax liability; the possibility that the ultimate tax treatment of the special distributions to stockholders would be different than that determined by the Company; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact on 1999 cash flow and borrowings to finance capital additions if capital additions vary from the current estimate; the impact of the actual quantities of oil and gas reserves and the related impact of the volatility of the prices of crude oil and natural gas on Statex, including the possibility of future impairment losses, the possibility of future non-compliance with financial loan covenants by Statex, and the possible inability of Statex to obtain waivers from its bank with respect to such noncompliance; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this 1998 Form 10-K and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.


                                    PART I

                               ITEM 1.  BUSINESS

                                    GENERAL

PRINCIPAL BUSINESSES

     The reportable segments of the Company, which are conducted through subsidiaries, are aircraft leasing (PSG), oil and gas production and development (Statex), and fuel storage and distribution (PST).

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

     For general information with respect to the Company's businesses, reference is made to pages 6 through 18 of the Company's Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

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

INFORMATION ON REPORTABLE SEGMENTS

     Certain information required by "ITEM 1. BUSINESS" is incorporated by reference from pages 6 through 18 of the Company's 1998 Annual Report to Stockholders and Note 7 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13). This incorporated information includes financial information about the Company's reportable segments. Additional disclosure is made below in this Form 10-K under "CERTAIN ADDITIONAL INFORMATION."

CORPORATE EMPLOYEES

     As of December 31, 1998, the Company had no employees. The corporate staff of PSG consisted of 5 full-time employees (plus two part-time employees) who manage the aircraft leasing operations and perform administrative functions including administrative services to the Company. The PSG corporate staff also provides some administrative services to its subsidiaries for which it is reimbursed. None of the employees of PSG or its subsidiaries are covered by union contracts.


                         CERTAIN ADDITIONAL INFORMATION

     The following information supplements the information incorporated by reference herein from pages 6 through 18 of the Company's 1998 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

STATEX PETROLEUM, INC. (STATEX) - OIL AND GAS PRODUCTION AND DEVELOPMENT

     ACREAGE. The following table sets forth, by state, Statex well ownership and producing acreage as of December 31, 1998:

                    Gross Wells       Net Wells       Producing Acres
                   -------------   --------------   -------------------
                      Oil    Gas      Oil     Gas     Gross         Net
                   ------ ------   ------ -------   -------     -------
     Louisiana               2               0.04        22           3
     New Mexico              1               0.07       120           8
     North Dakota      77            3.17            14,240         703
     Oklahoma           1   18       0.03    6.71     6,154       1,931
     Texas            182   26     143.59    3.40    20,277       1,418
     Wyoming            9            7.02             1,506       1,175
                   ----------------------------------------------------
        Total         269   47     153.81   10.22    42,319       5,238

The following table sets forth, by states, undeveloped acreage ownership as of December 31, 1998:

                                             Acres
                                       -----------------
                                        Gross        Net
                                       -----------------
                 Oklahoma               1,708        214
                 Texas                  3,778      2,298
                                       -----------------
                     Total              5,486      2,512

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

     ECONOMIC AND COMPETITIVE FACTORS AFFECTING STATEX. Statex is engaged primarily in the production and sale of crude oil and natural gas. Statex has literally hundreds of competitors, most of which are larger and have greater resources than Statex. Oil and natural gas are fungible commodities and, as such, the prices Statex receives for its products are directly related to the open market price for such products at the time of sale. These prices generally fluctuate and are for the most part controlled by the laws of supply and demand. The price for oil is particularly driven by worldwide production and demand. Statex has virtually no control over the establishment of prices for its products. To the extent there should be an oversupply of product and resulting lower prices, Statex's revenues and operating results would be negatively impacted.

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


                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages, and certain additional information concerning the executive officers of the Company.

                                Age on
                               March 1,      Positions with the Company
      Name                      1999         and Principal Occupation
------------------------      ---------      ------------------------------------------------
Lawrence A. Guske                54          Vice President - Finance and Chief
                                             Financial Officer of the Company since January 15,
                                             1996, Vice President - Finance and Chief Financial
                                             Officer of PSG since 1987.

Charles E. Rickershauser, Jr.    70          Chairman of the Board, Chief Executive
                                             Officer and a director of the Company since January 15,
                                             1996, Chairman of the Board of PSG since 1991, a
                                             director of PSG since 1984 and Chief Executive Officer
                                             of PSG since October 1994.

Johanna Unger                    50          Vice President, Secretary, and
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


                              ITEM 2.  PROPERTIES

                 EXECUTIVE OFFICES AND OTHER GROUND FACILITIES

     The Company's executive offices and principal administrative offices consist of 3,000 square feet located at 4370 La Jolla Village Drive, Suite 1050, San Diego, California under a five-year lease entered into by PSG that expires in June 2001. Current base rent is $67,000 per year.

     Statex leases approximately 5,000 square feet for executive offices at 1801 Royal Lane, Suite 110, Dallas, Texas under a lease that expires in August 2000. Base rent is $52,000 for 1999 and $37,000 for 2000. For information regarding Statex oil and gas properties see "Statex Petroleum, Inc. (Statex) - Oil and Gas Production and Development" under "ITEM 1. BUSINESS."

     The Company believes that its present properties are adequate for its business in light of its current operations.

                               FLIGHT EQUIPMENT

     The aircraft owned by PSG as of March 1, 1999 are listed in the following table:

       Type of Aircraft                     Number Owned
       ----------------                     ------------

       British Aerospace BAe 146-200         6 (a)
       McDonnell Douglas MD-80               7 (b)
       Boeing 737-300                        2 (c)


     (a) These aircraft are all leased to US Airways, Inc. (US Airways) for terms expiring in 2000.
     (b) Six MD-80s are leased to US Airways for terms expiring from 1999 to 2004 and one is leased to Continental Airlines, Inc. (Continental) for a term expiring at the beginning of 2008.
     (c) One aircraft is leased to Continental for a term expiring at the beginning of 2008 and one aircraft is leased to America West Airlines, Inc. for a term expiring in 2006.


                          ITEM 3.  LEGAL PROCEEDINGS

     As previously reported in the Company's Form 10-K for the year ended December 31, 1997, the City and County of San Francisco (CCSF), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and clean-up of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the CCSF Action). For additional information with respect to this action and two related cross actions, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

     The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the approximately $4.6 million (representing the unspent balance of the remediation liabilities recorded in 1997 and 1996) of environmental remediation liability recorded as of December 31, 1998 described in Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).


                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS

None.


                                    PART II

     The information required by Items 5 through 8 of this Part II is hereby incorporated by reference from page 1 and the pages 12 through 43 of the Company's 1998 Annual Report to Stockholders, incorporated by reference herein (Exhibit 13).

     ITEM 5.       Market for Registrant's Common Equity and Related Stockholder
                   Matters

     ITEM 6.       Selected Financial Data

     ITEM 7./(1)/ Management's Discussion and Analysis of Financial Condition and Results of Operation

     ITEM 8.       Financial Statements and Supplementary Data

(1)  Item 7.A, "Quantitative and Qualitative Disclosures about Market Risk" is not applicable.


                  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

     The information required by Items 10 through 13 of this Part III, is hereby incorporated by reference from the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 26, 1999. Certain information concerning the Executive Officers of the Company is included in Part I, supra, under "EXECUTIVE OFFICERS OF THE COMPANY."

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

     ITEM 13.  Certain Relationships and Related Transactions.



                                    PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules, and Exhibits

     1. Financial Statements:  See Index to Financial Statements, Page F-1.
     2. Financial Statements Schedules Required Under Item 8 and paragraph (d) of Item 14: None.
     3. Exhibits:  See Index to Exhibits following Page F-2.

(b)  Reports on Form 8-K

     None.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DATED: March 25, 1999.

                               PS GROUP HOLDINGS, INC.
                               (Registrant)


                               By: /s/ Lawrence A. Guske

                               ____________________________________

                               LAWRENCE A. GUSKE
                               Vice President - Finance
                               and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lawrence A. Guske and Johanna Unger, and each of them, as attorneys-in-fact, on his or her behalf, individually and in each capacity stated below, to sign and file any amendment to this Form 10-K Annual Report.


      SIGNATURE                            TITLE                      DATE
      ---------                            -----                      ----
/s/  C. E. Rickershauser, Jr.        Chairman of the Board,        March 25, 1999
---------------------------------
(C. E. Rickershauser, Jr.)           Chief Executive Officer

/s/  J. P. Guerin                    Vice Chairman of the Board    March 25, 1999
---------------------------------
(J. P. Guerin)

/s/  Lawrence A. Guske               Vice President -              March 25, 1999
---------------------------------
(Lawrence A. Guske)                  Finance and Chief
                                     Financial Officer
                                     (principal financial
                                      officer)

/s/  Johanna Unger                   Vice President, Controller,   March 25, 1999
--------------------------------
(Johanna Unger)                      and Secretary (principal
                                     accounting officer)
/s/ Robert M. Fomon
--------------------------------
(Robert M. Fomon)                    Director                      March 25, 1999

/s/ William H. Borthwick
--------------------------------
(William H. Borthwick)               Director                      March 25, 1999

/s/ Steven D. Broidy
--------------------------------
(Steven D. Broidy)                   Director                      March 25, 1999

/s/  Donald W. Killian, Jr.
--------------------------------
(Donald W. Killian, Jr.)             Director                      March 25, 1999

/s/  Gordon C. Luce
--------------------------------
(Gordon C. Luce)                     Director                      March 25, 1999

/s/ Christopher H.B. Mills           Director                  March 25, 1999
--------------------------------
(Christopher H.B. Mills)


/s/ Joseph S. Pirinea                Director                  March 25, 1999
--------------------------------
(Joseph S. Pirinea)

                            PS GROUP HOLDINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                                 [ITEM 14(A)]


                                                                  Page Reference
                                                       -----------------------------------
                                                                               Annual
                                                                             Report to
                                                       Form 10-K            Stockholders
                                                       ---------            ------------
Report of Ernst & Young LLP, independent auditors                                41

Consolidated Statements of Financial Position -                                  19
  December 31, 1998 and 1997

Consolidated Statements of Operations -                                          20
  Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows -                                          21
 Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity -                                22
 Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                  23 - 37

Supplementary Information:
 Quarterly Financial Information (unaudited)                                37 - 38
 Oil and Gas Operations (unaudited)                                         38 - 40

Consent of Ernst & Young LLP, independent auditors           F-2

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   The consolidated statements of financial position of PS Group Holdings, Inc. at December 31, 1998 and 1997 and the related statements of operations, cash flows, and stockholders' equity and the report of Ernst & Young LLP, independent auditors, are set forth on the pages indicated above in the Annual Report to Stockholders of PS Group Holdings, Inc. for the year ended December 31, 1998 and are incorporated herein by reference.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of PS Group Holdings, Inc. of our report dated February 5, 1999, included in the 1998 Annual Report to Stockholders of PS Group Holdings, Inc.




                                                   /s/ Ernst & Young LLP

                                                   ERNST & YOUNG  LLP


San Diego, California
March 25, 1999

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

(10)      Material Contracts:
          (a) Form of Indemnity Agreement with the Directors and Officers of the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 [Registration Statement No. 333-00821] filed on February 9, 1996.)
          (b) Retirement Plan for Corporate Officers of PSA, Inc. (now PS Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit 10(d) to PSG's 1994 Annual Report on Form 10-K.)
          (c) Split Dollar Insurance Agreement dated as of January 1, 1986 between PS Group, Inc. (PSG) and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Split Dollar Insurance Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(c) to the Company's 1997 Annual Report on Form 10-K.)
          (d) Employment Agreement dated January 15, 1988 between PSG and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(f) to the Company's 1996 Annual Report on Form 10-K.)
          (e) Amendment dated April 1, 1989 to Employment Agreement between PSG and Lawrence A. Guske. This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(g) to the Company's 1996 Annual Report on Form 10-K.)
          (f) Letter dated January 30, 1996 from Charles E. Rickershauser, Jr. to Lawrence A. Guske relating to the relationship between the Employment Agreement referred to in Exhibit 10(b) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles E. Rickershauser, Jr. and Johanna Unger. (Incorporated by reference to Exhibit 10(h) to the Company's 1996 Annual Report on Form 10-K.)
          (g) Letter dated February 8, 1999 from Charles E. Rickershauser, Jr. to Lawrence A. Guske clarifying the definition of "Change of Control" found in the Employment Agreement referred to in Exhibit 10(b) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles
               E. Rickershauser, Jr. and Johanna Unger.


                                    Index-1

          (h) Amended and Restated Split Dollar Life Insurance Agreement dated as of January 1, 1999 between PSG and Janet Rickershauser (daughter of Charles E. Rickershauser, Jr.).
          (i) Further Amended and Restated Executive Retirement Agreement between PSG and Charles E. Rickershauser, Jr. dated as of March 25, 1999.
          (j) Agreement dated December 14, 1990 between Berkshire Hathaway Inc. (Berkshire) and PSG relating to Berkshire's acquisition of PSG's Common Stock. (Incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K.)

(12)      Statement of Computation of Ratios.

(13) Annual report to stockholders - Inside front cover, page 1, and all the pages following the Letter to Stockholders.

(21)      Subsidiaries of the registrant.

(23) Consent of independent auditors (see page F-2 of Item 14(a) of this Form 10-K).

(27)      Financial data schedule.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Matters relating to executive compensation plans and arrangements can be found within the index to exhibits as follows: (10)(a), (10)(b), (10)(c), (10(d), (10)(e), (10)(f), (10)(g), (10)(h), and (10)(i).

ALL EXHIBITS INCORPORATED BY REFERENCE ON OR AFTER JUNE 5, 1996 ARE FILED IN PS GROUP HOLDINGS, INC. DOCUMENTS (COMMISSION FILE NUMBER 1-7141); EXHIBITS INCORPORATED BY REFERENCE BEFORE JUNE 5, 1996 ARE FILED IN PSG DOCUMENTS (SAME COMMISSION FILE NUMBER AS PS GROUP HOLDINGS, INC.).

                                    Index-2