Form 10-K/A
period 1998-12-31
PS GROUP HOLDINGS INC
filed 1999-04-06
CIK 1013834

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                  FORM 10-K/A

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

                             ---------------------

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

                        $44,397,053 as of March 22, 1999

*Assumes Berkshire Hathaway Inc. (and its subsidiaries) and ESL Partners, L.P., owning approximately 19.9% and 19.7%, respectively, of the outstanding shares of common stock of the Company on March 22, 1999, are not affiliates of the Company.

   The number of shares of common stock outstanding as of March 22, 1999 was
                                   6,068,313.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Stockholders for the Year
ended December 31, 1998....................................   PART I and PART II
Portions of Definitive Proxy Statement for the 1999
Annual Meeting of Stockholders.............................             PART III
================================================================================

                             EXPLANATORY STATEMENT

This is an amendment to the PS Group Holdings, Inc. (the "Company") annual report on Form 10-K for the year ended December 31, 1998, filed on March 26, 1999 (the "Original Form 10-K"). The Original Form 10-K is being amended because certain sections of the Annual Report to Stockholders for the Year ended December 31, 1998 (which were incorporated by reference as Exhibit 13 to the Original Form 10-K) were changed to reflect the sale of five BAe 146 aircraft by the Company's subsidiary, PS Group, Inc., on April 2, 1999. The changed sections of the Annual Report to Stockholders for the Year ended December 31, 1998 are: (i) the material under the caption "Forward-Looking Statements" on the inside front cover; (ii) the section entitled "Aircraft Leasing" on pages 6 to 8; and (iii) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 to 18. Exhibit 13, as amended and restated, is refiled in its entirety with this amendment. In addition, the caption "FORWARD-LOOKING STATEMENTS" appearing immediately before "PART I" of the Original Form 10-K is amended and restated below to reflect the sale of the five BAe 146 aircraft. All other portions of the Original Form 10-K are hereby incorporated by reference.

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this 1998 Form 10-K may be deemed forward-looking, such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. (PSG), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the Company); the possible consequences of any unscheduled return of aircraft under lease; the possibility of a 1999 sale of one BAe 146 aircraft owned by PSG or the potential future phase-out of six MD-80 aircraft owned by PSG from the fleet of the applicable lessee and the impact of such sales or phase-out on PSG's financial condition, results of operations, and tax benefits; the potential liability for environmental contamination at the San Francisco International Airport (SFIA), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the possibility that future claims may be made regarding potential soil and groundwater pollution at the Los Angeles International Airport, the Oakland International Airport, or the Sacramento International Airport where PSG or PS Trading, Inc. (PST) own fuel storage facilities and/or pipelines; the estimated income tax liabilities due to the State of California for the tax years 1987 through 1990 and the estimated amounts due for other deferred tax liabilities; the tax treatment of the Company's special distributions to stockholders in 1995, 1996, 1997, and 1998; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; the amount of 1999 capital additions; the estimated fair value of oil and gas properties owned by Statex Petroleum, Inc. (Statex), the oil and gas production and development segment of the Company, that was used in computing the impairment loss; the quantities of oil and gas reserves owned by Statex, and the related future net cash inflows from oil and gas producing activities; the volatility of the prices of crude oil and natural gas and the resultant effect on Statex including its ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and the impact of Year 2000 issues on the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the effect of the possible 1999 sale of one BAe 146 aircraft or the potential future phase-out of six MD-80 aircraft from the fleet of the applicable lessee on the Company's financial condition, results of operations, and tax benefits; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the uncertainties arising from the potentiality for future claims relating to pollution at three other airports; the possibility that the final disposition of tax deficiencies asserted by the State of California will involve litigation or will be for an amount in excess of the amount estimated by the Company; the possibility of future adjustments to the deferred income tax liability; the possibility that the ultimate tax treatment of the special distributions to stockholders would be different than that determined by the Company; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's substantial tax benefits, the Company's ability to realize such benefits, and the possible effect of the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the impact on 1999 cash flow and borrowings to finance capital additions if capital additions vary from the current estimate; the impact of the actual quantities of oil and gas reserves and the related impact of the volatility of the prices of crude oil and natural gas on Statex, including the possibility of future impairment losses, the possibility of future non-compliance with financial loan covenants by Statex, and the possible inability of Statex to obtain waivers from its bank with respect to such noncompliance; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this 1998 Form 10-K and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  DATED: April 5, 1999.

                                    PS GROUP HOLDINGS, INC.
                                    (Registrant)


                                    By: /s/ LAWRENCE A. GUSKE
                                        -------------------------------
                                    LAWRENCE A. GUSKE
                                    Vice President - Finance
                                    and Chief Financial Officer

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K/A) of PS Group Holdings, Inc. of our report dated February 5, 1999, included in the 1998 Annual Report to Stockholders of PS Group Holdings, Inc.




                                              /s/ ERNST & YOUNG LLP

                                              ERNST & YOUNG  LLP



San Diego, California
April 5, 1999

                               INDEX TO EXHIBITS

(13) Annual Report to Stockholders - Inside front cover, page 1, and all pages following the Letter to Stockholders (replaces in its entirety Exhibit 13 to the Original Form 10-K).