Form 10-Q
period 1999-03-31
PS GROUP HOLDINGS INC
filed 1999-04-28
CIK 1013834

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                    --------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1999: 6,068,313 shares of common stock, $1 par value.

--------------------------------------------------------------------------------

                            PS GROUP HOLDINGS, INC.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the first quarter of 1999 may be deemed forward-looking, such as: information relating to the future prospects of the aircraft lessees of PS Group, Inc. ("PSG"), the aircraft leasing subsidiary of PS Group Holdings, Inc. (the "Company"); the possible consequences of any unscheduled return of aircraft under lease; the possibility of a 1999 sale of one BAe 146 aircraft owned by PSG and the impact of such sale on PSG's financial condition, results of operations, and tax benefits; the potential liability for environmental contamination at the San Francisco International Airport ("SFIA"), the related cost of remediation and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the availability of certain tax benefits, and the amount of otherwise-taxable income against which such benefits may be offset; the volatility of the prices of crude oil and natural gas and the resultant effect on Statex Petroleum, Inc. ("Statex"), the oil and gas production and development segment of the Company, including its ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and the impact of Year 2000 issues on the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the impact of the financial condition and results of operations of the lessees of PSG's aircraft; the effect of the possible 1999 sale of one BAe 146 aircraft on the Company's financial condition, results of operations, and tax benefits; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's remaining substantial tax benefits, the Company's ability to realize such benefits, and the possible effect on the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the possibility of future non-compliance with financial loan covenants by Statex, and the possible inability of Statex to obtain waivers from its bank with respect to such noncompliance; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q for the first quarter of 1999, the Company's Form 10-K/A for 1998 (including portions of the Company's Annual Report to Stockholders for 1998 incorporated by reference in such Form 10-K/A), and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                        PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PS Group Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                        March 31,     Dec.  31,
                                                          1999          1998
                                                       -----------    ---------
ASSETS                                                 (Unaudited)     (Note A)
Current assets:
  Cash and cash equivalents                               $  6,171     $  3,747
  U.S. Government securities                                   540          636
  Accounts and notes receivable                              5,532        4,894
  Current portion of aircraft leases                         6,730        8,366
  Net investment in aircraft held pending sale               8,939            -
  Other current assets                                       1,474        1,271
  Net current assets of discontinued operation                 258          139
                                                       ------------------------
   Total current assets                                     29,644       19,053
Property and equipment, net                                 10,933       10,980
Aircraft leased under operating leases, net                 43,362       62,359
Investment in aircraft financing leases                     71,888       74,944
Other assets                                                 3,946        4,393
                                                       ------------------------
                                                          $159,773     $171,729
                                                       ========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities          $  1,754     $  1,897
  Accrued interest                                             576        1,023
  Environmental remediation liability                        1,811        1,076
  Current portion of long-term obligations                   8,074       19,706
                                                       ------------------------
   Total current liabilities                                12,215       23,702
Long-term obligations                                       35,997       36,605
Deferred income taxes                                       19,044       18,680
Environmental remediation liability                          2,736        3,498
Other liabilities                                            7,496        7,580
Stockholders' equity:
  Common stock                                               6,068        6,068
  Additional paid-in capital                                75,596       75,596
  Retained earnings                                            621            -
                                                       ------------------------
   Total stockholders' equity                               82,285       81,664
                                                       ------------------------
                                                          $159,773     $171,729
                                                       ========================

See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)


                                                   Three Months
                                                  Ended March 31,
                                               ------------------
                                                   1999     1998
                                               ---------   ------
Revenues:
   Aircraft leasing                               $5,723   $6,228
   Oil and gas production                          1,069    1,787
   Fuel storage and distribution                     185      192
   Interest and other income                         170      301
                                               ---------   ------
                                                   7,147    8,508
                                               ---------   ------
Costs and expenses:
   Cost of sales                                     879    1,365
   Depreciation, depletion, and amortization       2,773    3,164
   General and administrative expenses             1,011      887
   Interest expense                                1,379    2,195
                                               ---------   ------
                                                   6,042    7,611
                                               ---------   ------
Income before taxes                                1,105      897
Provision for taxes                                  484      383
                                               ---------   ------
     Net income                                   $  621   $  514
                                               =========   ======

Basic and diluted net income per share              $.10     $.08
                                               =========   ======
Shares used in determining basic and diluted
   net income per share                            6,068    6,068
                                               =========   ======

See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                       Three Months
                                                                     Ended March 31,
                                                                 ---------------------
                                                                      1999       1998
                                                                 ----------    -------
Cash flows from continuing operations:
 Cash provided from operating activities                            $ 2,511    $ 3,362
 Cash flows from investing activities:
   Proceeds from maturities of U.S. Government securities               332        454
   Capital additions (primarily oil and gas related)                   (252)      (798)
   Financing leases and other                                         4,836      4,869
                                                                 ----------    -------
    Net cash provided from investing activities                       4,916      4,525
                                                                 ----------    -------
 Cash flows from financing activities:
   Additions to long-term obligations                                   250          -
   Reductions in long-term obligations                               (5,174)    (7,343)
                                                                 ----------    -------
    Net cash used in financing activities                            (4,924)    (7,343)
                                                                 ----------    -------
Cash provided from (used in) discontinued operation                     (79)     1,091
                                                                 ----------    -------
Net increase in cash and cash equivalents                             2,424      1,635
Cash and cash equivalents at beginning of period                      3,747     10,921
                                                                 ----------    -------
Cash and cash equivalents at end of period                          $ 6,171    $12,556
                                                                 ==========    =======


See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998).


Note B.  April 1999 Sale of Aircraft and Potential Additional 1999 Aircraft Sale

The net investment in aircraft held pending sale shown on the accompanying Condensed Consolidated Balance Sheet at March 31, 1999, relates to five BAe 146 aircraft sold to US Airways, Inc. ("US Airways") on April 2, 1999. On that date, US Airways exercised its lease termination rights by purchasing (and subsequently re-selling) five of the six BAe 146 aircraft it was previously leasing from PSG. The Company's second quarter 1999 results will include a net gain from these sales of approximately $.6 million - $.09 per share. Net cash proceeds were approximately $12.5 million after debt and accrued interest payments of approximately $7.6 million. It is estimated that the tax gain on these sales will utilize all of the estimated remaining net operating loss carryforwards of approximately $15.5 million and approximately $1.1 million of the estimated remaining investment tax credits of approximately $12.5 million. The amount shown as net investment in aircraft held pending sale represents PSG's carrying value of the five aircraft less the associated debt.

US Airways continues to indicate that it might exercise its lease termination rights on the last remaining BAe 146 aircraft leased from PSG, perhaps as early as the third quarter of 1999. PSG estimates that the sale of the sixth and last BAe aircraft in the latter part of

1999 would not result in any net gain or loss and that net cash proceeds would be approximately $1 million after debt repayments of approximately $1.5 million. It is estimated that such a sale would utilize approximately $.7 million of the estimated remaining investment tax credits. PSG has no control over US Airways exercising its lease termination rights on this aircraft.


Note C.  Restrictions on the Transfer of Common Shares

There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions were imposed in order to help preserve the Company's net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. At the time these restrictions were imposed, the Company had substantial federal net operating loss carryforwards ("NOL's"). It is estimated that with the sale of the five BAe aircraft in April 1999, these NOL's have been completely utilized. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.


Note D.  Segment Information

                                               Three Months Ending
                                                   March 31,
                                            -------------------------
                                               1999              1998
                                            ---------        ---------
                                                  (in thousands)
Revenues:
 Aircraft leasing                            $  5,723         $  6,228
 Oil and gas production                         1,069            1,787
 Fuel storage and distribution                    185              192
 Interest and other                               170              301
                                            ---------        ---------
 Consolidated revenues                       $  7,147         $  8,508
                                            =========        =========

Segment profit (loss):
 Aircraft leasing                            $  2,022         $  1,676
 Oil and gas production                          (282)            (407)
 Fuel storage and distribution                    108               69
 Other                                            189              402
 Unallocated corporate expenses                  (932)            (843)
                                            ---------        ---------
 Consolidated income before income taxes     $  1,105         $    897
                                            =========        =========


                                            March 31,            Dec.  31,
                                              1999                 1998
                                            ---------            ----------
                                                    (in thousands)
Segment assets:
 Aircraft leasing                            $136,542              $150,588
 Oil and gas production                        11,529                12,254
 Fuel storage and distribution                    969                   906
 Other                                         10,514                 7,842
 Discontinued operation                           219                   139
                                            ---------             ---------
 Consolidated assets                         $159,773              $171,729
                                            =========             =========

Segment assets for aircraft leasing decreased by $14 million (9.3%) from the amount reported at December 31, 1998 primarily as a result of the March 1999 payoff of the debt associated with the aircraft sold in April 1999 (refer to Note B above). Segment assets -other increased $2.7 million (34%) from December 31, 1998 largely as a result of the increase in cash and cash equivalents shown in the Unaudited Condensed Consolidated Statement of Cash Flow for the three months ending March 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Readers are cautioned that forward-looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's disclosures under the heading:
"CAUTION REGARDING FORWARD-LOOKING STATEMENTS" found on page 1.

Financial Condition

At March 31, 1999, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $6.7 million, a $2.3 million increase from December 31, 1998. The major changes in cash and cash equivalents are reported in the Unaudited Condensed Consolidated Statements of Cash Flows. Working capital increased by $22.1 million since December 31, 1998 principally because the five BAe 146 aircraft held pending sale were reclassified to a current asset (refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements) and the reclassification of the Statex bank debt to long-term (see discussion below). The Company's capitalization consisted of 35% long and short-term obligations and 65% equity at March 31, 1999 compared to 41%/59% at December 31, 1998. The decrease in long and short-term obligations from December 31, 1998 to March 31, 1999 resulted primarily from US Airways' repayment of the debt on the five BAe 146 aircraft held pending sale (sold in April 1999) as well as normal loan payments.

At the end of the first quarter of 1999, $2.4 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

Statex has a separate bank credit agreement collateralized by its major oil and gas properties. As of March 31, 1999, $6.1 million was borrowed under this agreement. Due to losses in the third and fourth quarters of 1998, Statex did not meet a financial covenant contained in its bank loan agreement relating to the fixed charge ratio. Statex obtained waivers from the bank relating to its non-compliance with this financial covenant in the third and fourth quarters of 1998. Statex was in compliance with all financial loan covenants in the first quarter of 1999. It is possible that future losses could cause Statex to again be out of compliance with this financial covenant or with other covenants in its bank credit agreement. There can be no assurances that the bank will be willing to grant additional waivers in the future. If any needed additional waivers are not granted, the bank could by notice to Statex declare the outstanding principal and interest due and payable. Because of the uncertainty in obtaining future waivers if needed, the outstanding balance of this debt at December 31, 1998 was classified as current even though it is not due until September 2000. The Company believes that if, in the future, the bank declared the Statex note due and payable, and if the Company felt it was appropriate, then it would have adequate funds to advance to Statex to pay the outstanding principal and interest. At March 31, 1999, this debt was carried as long-term since Statex was in compliance with all of its loan covenants for the first quarter of 1999.

PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. Following the April 1999 sale of five BAe 146 aircraft, the lease portfolio consisted of 10 aircraft, of which 7 are leased to US Airways. For a complete discussion of US Airways' relationships to PSG's financial condition, refer to the section entitled "Aircraft Leasing" in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). PSG refers readers to public information regarding US Airways for further details relating to its financial condition.

The Company believes that its cash, cash equivalents, U.S. Government securities, and projected cash flow are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.


Results of Operations - Comparison of the Three Months Ended March 31, 1999 and 1998

Refer to Note D of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule showing revenues, profit (loss), and assets by reportable segment.

Aircraft Leasing

Aircraft leasing revenues declined 8% in the first quarter of 1999 compared to the same period in 1998 principally due to (i) reduced revenue recognition associated with aircraft leased under financing leases and (ii) lease rate resets on certain aircraft leases tied to lower interest rates (these lower lease rates were matched by lower interest expense on the related debt). In future periods, leasing revenues will continue to decline because of the reduced revenue recognition associated with aircraft leased under financing leases, lease rate resets on certain aircraft, the April 1999 sale of five BAe 146 aircraft, and possible future aircraft sales.

The segment profit from aircraft leasing increased 21%, despite the 8% decline in revenues, due to lower interest expense which resulted primarily from lower debt balances.

Refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements for information on five BAe 146 aircraft sold in April 1999 and the potential sale of an additional BAe 146 aircraft during 1999. As aircraft are sold, leasing revenues and operating results will be reduced.

Oil and Gas Production and Development

Oil and gas production revenues for the first quarter of 1999 were 40% lower than in the first quarter of 1998 principally due to 28% lower average oil prices, 23% lower average gas prices, and curtailment in production necessitated by the lower prices. For March 1999, the average monthly oil price received by Statex was 44% greater than the December 1998 average price. There is significant volatility in oil and gas prices and such volatility is expected to continue.

In spite of the lower revenues, the segment loss from oil and gas production and development was smaller in the first quarter of 1999 versus the first quarter of 1998. This was primarily due to lower depreciation, depletion, and amortization rates which resulted from the impairment losses recorded in the third and fourth quarters of 1998 and the cost controls instituted by management during the latter part of 1998 when there was a significant decrease in oil and gas prices.

Fuel Storage and Distribution

Revenues from the fuel storage and distribution segment were approximately the same in the first quarter of 1999 as they were in the first quarter of 1998. The segment profit increased in 1999's first quarter due to lower repair and maintenance costs.

Unallocated Corporate Overhead

Unallocated corporate overhead is larger in the first quarter of 1999 compared to 1998 due to higher professional services fees.

Income Taxes

Taxes in both 1999 and 1998 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Year 2000 Issues

The Company and each of its subsidiaries are working to resolve the potential impact of the Year 2000 on the ability of their computerized information systems to accurately process information that may be date sensitive. Any system that recognizes a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company, PSG, and PS Trading, Inc.
("PST") share a number of common computer systems in their operations.   In
addition, Statex uses a number of computer systems in its operations. Since all of these systems use only standardized computer programs developed by major software vendors, the Company and its subsidiaries are dependent on those software vendors to make the needed modifications to accommodate the Year 2000. Some of these programs have already been modified. For other programs, the vendors have indicated that the modifications will be completed in advance of the Year 2000, although some of the vendors have stated that there are no assurances that this will be accomplished. As a contingency, if any vendor does not modify its software to address the Year 2000 issues on a timely basis, the Company believes that there will be appropriate alternative software available that is Year 2000 compliant and that can be substituted with no material effect on operations. The Company and its subsidiaries believe, based on advice from outside consultants, that their computer hardware is already Year 2000 compliant. Based on information currently available, the Company believes that the costs to address the Year 2000 issues discussed above will be less than $100,000 and that the software modifications using existing or substitute vendors will be completed by mid-1999.

The Company and its subsidiaries are dependent upon third party providers to perform many services including insurance coverage, employee benefit programs, shareholder related services, printing, utilities, and communications. The Company has received correspondence from most of these providers which indicates that they expect to address their significant Year 2000 issues on a timely basis. The Company will continue to monitor the progress of all of its significant third party providers. The Company has no control over these providers becoming Year 2000 compliant. As a contingency, if a provider does not become Year 2000 compliant in a timely manner, the Company, in many cases, may be able to change to another service provider that is compliant. Such a contingency plan is expected to be in place by mid-1999.

The Company's largest revenue source is aircraft lease revenue from US Airways, America West Airlines, Inc., and Continental Airlines, Inc. Lease revenue represented 80% of total revenues for the first quarter of 1999. Revenue from US Airways alone represented 66% of total revenues for the same period. The Company has approached each lessee regarding its compliance with Year 2000 issues. Each has indicated to the Company and in filings made with the Securities and Exchange Commission that it is not currently Year 2000 compliant. However, each has disclosed that they are working toward becoming compliant. These lessees have further indicated that they could suffer material adverse effects on their results of operations and financial condition if they or third parties they rely upon are not Year 2000 compliant. Such an adverse effect could jeopardize the lessees' ability to make lease payments to the Company.
The Company has no control over these lessees becoming Year 2000 compliant and there is no contingency plan. In the event that failure to become Year 2000 compliant on the part of any lessee adversely affects its ability to make lease payments to the Company, the Company is unable to estimate the amount of lease revenue, if any, that would not be paid. It is possible that the Company could sustain a significant interruption in its revenue stream that would affect the Company's ability to make its debt payments on loans secured by leased aircraft.

Oil and gas revenues generated by Statex amounted to 15% of consolidated revenues for the first quarter of 1999. Approximately 66% of Statex's revenues comes directly or indirectly from Sunoco, Inc. Sunoco has disclosed in public filings that, while it is not yet compliant, it is working to resolve its Year 2000 issues. To the extent that Sunoco or other current purchasers from Statex were unable to purchase oil and gas due to Year 2000 issues, Statex expects that, at least in most cases, it will be able to find alternative purchasers. However, there is no assurance that this could be done or that pricing from alternative purchasers would be the same as that obtained from current purchasers. A contingency plan for alternative purchasers is expected to be in place by mid-1999. Most of Statex's power to operate its production equipment comes from one large Texas utility. In public filings, this utility has disclosed that, while it is not yet Year 2000 compliant, it is working to resolve these issues. Statex's operations could be negatively impacted if this utility company or any of its other utility providers were not Year 2000 compliant and could not provide their services. The Company is unable to estimate the potential impact on its operations if Statex's customers or its utility providers are not Year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

 Not applicable.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As reported in the Company's Form 10-K/A for the year ended December 31, 1998, the City and County of San Francisco ("CCSF"), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants who had operated fuel storage and other facilities at SFIA seeking to recover costs incurred in connection with the investigation and clean-up of contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the "CCSF Action"). For information with respect to the CCSF Action, the two related cross actions, and the environmental remediation liability, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). The following paragraph updates the status of the CCSF Action.

PST and PSG have participated in mediation with CCSF commencing in August 1998 and continuing into April 1999. Settlement discussions between CCSF and PST/PSG are on-going. By April 1999, CCSF had announced three additional settlements with other SFIA tenants, and sought an order from the Court determining that the eight settlements to date had been made in good faith. The Court has not ruled on that motion for a good faith determination. In April 1999, the Court permitted CCSF to file an amended complaint naming PST as a defendant in the CCSF Action. Other "new" defendants were added to the CCSF Action at the same time. PST's response to the CCSF amended complaint and PSG's response to the cross-actions filed by ARCO will be due on a date to be set by the Court. PST expects to deny all of the claims alleged against it in the amended complaint filed by CCSF. PSG expects to deny all of the claims alleged against it in the cross-actions filed by ARCO. PSG has filed an initial disclosure in connection with ARCO's cross-actions denying that it had operated at SFIA and alleging that ARCO has incorrectly named PSG in the cross-actions. PST also expects to file cross-actions against certain other tenants and former tenants at SFIA. The Court has set a trial date of September 18, 2000 and a discovery completion date of April 2000.

The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the approximately $4.5 million (representing the unspent balance of the remediation liabilities recorded in 1997 and 1996) of environmental remediation liability recorded as of March 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

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



Date: April 28, 1999



                                         PS GROUP HOLDINGS, INC.
                                         -----------------------
                                         (Registrant)


                                         /s/ Lawrence A. Guske
                                         ___________________________
                                         LAWRENCE A. GUSKE
                                         Vice President - Finance and
                                         Chief Financial Officer and
                                         Authorized Officer of the
                                         Registrant