Form 10-Q
period 1999-06-30
PS GROUP HOLDINGS INC
filed 1999-08-06
CIK 1013834

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

                       _________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

                                      or

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

                                (858) 642-2999
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes  X   No ____
               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1999: 6,068,313 shares of common stock, $1 par value.

________________________________________________________________________________

                            PS GROUP HOLDINGS, INC.
                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the second quarter of 1999 may be deemed forward-looking, such as: the possibility of a 1999 sale of one BAe 146 aircraft owned by PS Group, Inc. ("PSG") and the impact of such sale on PSG's financial condition, results of operations, and tax benefits; information related to the expected final settlement with the California Franchise Tax Board ("CFTB"); the availability of certain tax benefits and the amount of tax benefits that will be used on account of the April 1999 sale of five BAe 146 aircraft; the potential liability for environmental contamination at the San Francisco International Airport ("SFIA"), the related cost of remediation, and pending and potential litigation, and the recoverability of any portion of this cost from third parties including information related to the proposed settlement agreement between PS Trading, Inc. ("PST") and the City and County of San Francisco ("CCSF"); the volatility of the prices of crude oil and natural gas and the resultant effect on Statex Petroleum, Inc. ("Statex"), the oil and gas production and development segment of the Company, the effect of the volatility of the price of crude oil on the fair value of Statex's commodity swap agreement for crude oil and Statex's ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement, and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and the impact of Year 2000 issues on the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the effect of the possible 1999 sale of one BAe 146 aircraft on the Company's financial condition, results of operations, and tax benefits; the possibility that the settlement of tax claims asserted by the State of California will not become final or will be for an amount in excess of the amount paid by PSG or will involve litigation; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's remaining substantial tax benefits, the Company's ability to realize such benefits, and the possible effect on the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA, including the possibility that the proposed settlement between PST and CCSF will not be approved or will involve litigation; the future effect on earnings of Statex's commodity swap agreement; the possibility of future non-compliance with financial loan covenants by Statex, and the possible inability of Statex to obtain waivers from its bank with respect to such noncompliance; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q for the second quarter of 1999, the Company's Form 10-K/A for 1998 (including portions of the Company's Annual Report to Stockholders for 1998 incorporated by reference in such Form 10-K/A), and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                        PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PS Group Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                              June 30,       Dec. 31,
                                                                1999           1998
                                                            -----------    -----------
ASSETS                                                      (Unaudited)      (Note A)
Current assets:
  Cash and cash equivalents                                 $     4,703    $     3,747
  U.S. Government securities                                     19,137            636
  Accounts and notes receivable                                   3,219          4,894
  Current portion of aircraft leases                              7,232          8,366
  Other current assets                                            1,585          1,410
                                                            -----------    -----------
      Total current assets                                       35,876         19,053

Property and equipment, net                                      11,222         10,980
Aircraft leased under operating leases, net                      42,136         62,359
Investment in aircraft financing leases                          71,052         74,944
Other assets                                                      3,083          4,393
                                                            -----------    -----------
                                                            $   163,369    $   171,729
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities            $     2,374    $     1,897
  Accrued interest                                                  853          1,023
  Environmental remediation liability                             1,795          1,076
  Current portion of long-term obligations                        8,146         19,706
                                                            -----------    -----------
      Total current liabilities                                  13,168         23,702

Long-term obligations                                            35,763         36,605
Deferred income taxes                                            20,212         18,680
Environmental remediation liability                               2,713          3,498
Other liabilities                                                 7,400          7,580
Stockholders' equity:
  Common stock                                                    6,068          6,068
  Additional paid-in capital                                     75,596         75,596
  Retained earnings                                               2,449             -
                                                            -----------    -----------
      Total stockholders' equity                                 84,113         81,664
                                                            -----------    -----------
                                                            $   163,369    $   171,729
                                                            ===========    ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)

                                                     Three Months              Six Months
                                                    Ended June 30,           Ended June 30,
                                                  ------------------       ------------------
                                                    1999      1998           1999      1998
                                                  --------  --------       --------  --------
Revenues:
   Aircraft leasing                               $  4,374  $  6,060       $ 10,097  $ 12,288
   Gain on aircraft sales                              967         -            967         -
   Oil and gas production                            1,763     1,593          2,832     3,380
   Fuel storage and distribution                       202       190            387       382
   Interest and other income                           306       430            476       731
                                                  --------  --------       --------  --------
                                                     7,612     8,273         14,759    16,781
                                                  --------  --------       --------  --------

Costs and expenses:
   Cost of sales                                     1,049     1,229          1,928     2,594
   Depreciation, depletion, and                      1,592     3,177          4,365     6,341
     amortization
   General and administrative expenses                 730       701          1,741     1,588
   Interest expense                                  1,124     1,800          2,503     3,995
                                                  --------  --------       --------  --------
                                                     4,495     6,907         10,537    14,518
                                                  --------  --------       --------  --------
Income before taxes                                  3,117     1,366          4,222     2,263
Provision for taxes                                  1,289       573          1,773       956
                                                  --------  --------       --------  --------
         Net income                               $  1,828  $    793       $  2,449  $  1,307
                                                  ========  ========       ========  ========

Basic and diluted net income per share            $    .30  $    .13       $    .40  $    .22
                                                  ========  ========       ========  ========

Shares used in determining basic and
   diluted net income per share                      6,068     6,068          6,068     6,068
                                                  ========  ========       ========  ========


See Notes to Unaudited Condensed Consolidated Financial Statements

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
Cash flows from continuing operations:
  Cash provided from operating activities                                       $  8,632    $  7,651
  Cash flows from investing activities:
      Proceeds from disposition of equipment                                      20,151          -
      Purchase of U.S. Government securities                                     (18,300)    (13,955)
      Proceeds from maturities of U.S. Government securities                         332         454
      Capital additions (primarily oil and gas related)                             (889)     (1,314)
      Financing leases and other                                                   2,897       5,181
                                                                                --------    --------
          Net cash provided from (used in) investing activities                    4,191      (9,634)
                                                                                --------    --------

  Cash flows from financing activities:
      Additions to long-term obligations                                             850          -
      Reductions in long-term obligations                                        (13,252)    (10,672)
                                                                                --------    --------
          Net cash used in financing activities                                  (12,402)    (10,672)
                                                                                --------    --------
Cash provided from discontinued operation                                            535       5,591
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                                 956      (7,064)
Cash and cash equivalents at beginning of period                                   3,747      10,921
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  4,703    $  3,857
                                                                                ========    ========


See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999


Note A.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Operating results for the quarter and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.  Aircraft Sales and Potential Additional 1999 Aircraft Sale

In April 1999, PSG sold five BAe 146 aircraft to US Airways, Inc. ("US Airways"). The Company's second quarter 1999 net gain from these sales was approximately $.6 million - $.09 per share. Net cash proceeds were approximately $12.5 million after debt and accrued interest payments of approximately $7.6 million. It is estimated that the tax gain on these sales will utilize all of the estimated net operating loss carryforwards remaining as of December 31, 1998.

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

Note C.  Expected Final Settlement with the CFTB

PSG's tentative settlement with the State of California relating to net tax claims for the years 1987 through 1990 will become final on August 20, 1999 if, as expected, no further action is taken by the CFTB. PSG paid the $6 million tentative settlement amount in November 1998.

Note D.  Restrictions on the Transfer of Common Shares

There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions were imposed in order to help preserve the Company's net operating loss and investment tax credit carryforwards and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. At the time these restrictions were imposed, the Company had substantial federal net operating loss carryforwards ("NOL's"). It is estimated that with the sale of the five BAe aircraft in April 1999, these NOL's have been completely utilized. However, investment tax credit carryforwards and other tax benefits still remain. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.

Note E.  Segment Information

                                                                Three Months              Six Months
                                                               Ending June 30,          Ending June 30,
                                                            --------------------     --------------------
                                                              1999        1998         1999        1998
                                                            --------    --------     --------    --------
                                                                           (in thousands)
Revenues:
   Aircraft leasing                                         $  5,341    $  6,060     $ 11,064    $ 12,288
   Oil and gas production                                      1,763       1,593        2,832       3,380
   Fuel storage and distribution                                 202         190          387         382
   Interest and other                                            306         430          476         731
                                                            --------    --------     --------    --------
      Consolidated revenues                                 $  7,612    $  8,273     $ 14,759    $ 16,781
                                                            ========    ========     ========    ========

Segment profit (loss):
   Aircraft leasing                                         $  3,223    $  2,057     $  5,245    $  3,733
   Oil and gas production                                        162        (547)        (120)       (954)
   Fuel storage and distribution                                  87          87          195         156
   Other                                                         258         370          447         772
   Unallocated corporate expenses                               (613)       (601)      (1,545)     (1,444)
                                                            --------    --------     --------    --------
     Consolidated income before income taxes                $  3,117    $  1,366     $  4,222    $  2,263
                                                            ========    ========     ========    ========

                                                   June 30,       Dec. 31,
                                                     1999           1998
                                                  ----------     ----------
                                                       (in thousands)
Segment assets:
   Aircraft leasing                               $  123,481     $  150,588
   Oil and gas production                             13,038         12,254
   Fuel storage and distribution                         638            906
   Other                                              26,212          7,981
                                                  ----------     ----------
      Consolidated assets                         $  163,369     $  171,729
                                                  ==========     ==========

Segment assets for aircraft leasing decreased by $27.1 million (18%) from the amount reported at December 31, 1998 primarily as a result of the sale of the aircraft sold in April 1999 (refer to Note B above) and depreciation. Segment assets - other increased $18.2 million (228%) from December 31, 1998 largely because of the increase in U.S. Government securities which were purchased primarily with the net sales proceeds of the aircraft sold in April 1999 (refer to Note B above).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Readers are cautioned that forward-looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's disclosures under the heading:
"CAUTION REGARDING FORWARD-LOOKING STATEMENTS" found on page 1.

Financial Condition

At June 30, 1999, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $23.8 million, a $19.5 million increase from December 31, 1998. The major increase in liquidity related to the net cash proceeds from the sale of the aircraft described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements.
Working capital increased by $27.4 million since December 31, 1998 principally because of the increase in U.S. Government securities described above and the reclassification of the Statex bank debt to long-term (see discussion below). The Company's capitalization consisted of 34% long and short-term obligations and 66% equity at June 30, 1999 compared to 41% long and short-term obligations and 59% equity at December 31, 1998. The decrease in long and short-term obligations from December 31, 1998 to June 30, 1999 resulted primarily from US Airways' repayment of the debt on the five BAe 146 aircraft sold in April 1999 as well as normal loan payments.

At the end of the second quarter of 1999, $1 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

Statex has a separate bank credit agreement collateralized by its major oil and gas properties. As of June 30, 1999, $6.7 million was borrowed under this agreement. Due to losses in the third and fourth quarters of 1998, Statex did not meet a financial covenant contained in its bank loan agreement relating to the fixed charge ratio. Statex obtained waivers from the bank relating to its non-compliance with this financial covenant in the third and fourth quarters of 1998. Statex was in compliance with all financial loan covenants in the first and second quarters of 1999. It is possible that future losses could cause Statex to be out of compliance again with this financial covenant or with other covenants in its bank credit agreement. There can be no assurances that the bank will be willing to grant additional waivers in the future. If any needed additional waivers are not granted, the bank could, by notice to Statex, declare the outstanding principal and interest due and payable. Because of the uncertainty in obtaining future waivers if needed, the outstanding balance of this debt at December 31, 1998 was classified as current even though it is not due until September 2000. The Company believes that if, in the future, the bank declared the Statex note due and payable, and if the Company felt it was appropriate, then it would have adequate funds to advance to Statex to pay the outstanding principal and interest. At June 30, 1999, this debt was carried as long-term since Statex was in compliance with all of its loan covenants for the second quarter of 1999.

PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. Following the April 1999 sale of five BAe 146 aircraft, the lease portfolio consisted of ten aircraft, of which seven are leased to US Airways. For a discussion of US Airways' financial condition and its potential impact on PSG, refer to the section entitled "Aircraft Leasing" in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). PSG refers readers to public information regarding US Airways for further details relating to its financial condition.

The Company believes that its cash, cash equivalents, U.S. Government securities, and projected cash flow are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.

Results of Operations - Comparison of the Three and Six Months Periods Ended June 30, 1999 and 1998

Refer to Note E of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule showing revenues, profit (loss), and assets by reportable segment.

Aircraft Leasing

Aircraft leasing revenues (excluding the gain on aircraft sales) declined 28% and 18%, respectively, in the second quarter and first half of 1999 compared to the same periods in 1998 principally due to (i) the sale of the five BAe-146 aircraft in April 1999, (ii) reduced revenue recognition associated with aircraft leased under financing leases, and (iii) lease rate resets on certain aircraft leases tied to lower interest rates (these lower lease rates were matched by lower interest expense on the related debt). In future periods, leasing revenues will continue to decline because of the reduced revenue recognition associated with aircraft leased under financing leases, possible lease rate resets on certain aircraft, and possible future aircraft sales.

The segment profit from aircraft leasing in both the second quarter and the first half of 1999 included a gain of $967,000 from the sale of the five BAe 146 aircraft. Segment profit from aircraft leasing, before the gain on aircraft sales, was 10% and 15% higher in the second quarter and first half of 1999, respectively, primarily due to lower interest expense (due to lower debt balances and lower interest rates) and an adjustment to the lease revenue that resulted from the sale of the five BAe 146 aircraft.

Refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements for information on the five BAe 146 aircraft sold in April 1999 and the potential sale of an additional BAe 146 aircraft during 1999. As aircraft are sold, revenues and net income from the aircraft leasing segment will be reduced.

Oil and Gas Production and Development

Oil and gas production revenues for the second quarter of 1999 were 11% higher than in the second quarter of 1998 principally due to 20% higher average oil prices, partially offset by lower gas prices. Revenues in the first six months of 1999 were 16% lower than in 1998 principally due to 14% less oil production and 16% less gas production. The lower production levels, which occurred principally in the first quarter of 1999, were necessitated by the lower prices in the fourth quarter of 1998 and the first quarter of 1999. For June 1999, the average monthly oil price received by Statex was 77% greater than the December 1998 average price. There has been significant volatility in oil and gas prices and such volatility is expected to continue.

In order to reduce the effect of the volatility in oil prices, Statex entered into a commodity swap agreement ("the swap") in April 1999 which hedges the price of crude oil for approximately 55% of its current average oil production for a twelve month period starting in May 1999. Gains or losses under the swap are deferred and recognized as an adjustment to oil revenues in each month as the swap is settled. In the second quarter of 1999, Statex recognized a $10,000 reduction in revenues as a result of the swap. While the swap was entered into to reduce Statex's exposure to decreases in crude oil prices, it also limits the benefit that Statex might otherwise receive from increases in crude oil prices. As of June 30, 1999, Statex has hedged the price of 15,000 barrels of crude oil for each of the next ten months at a weighted average price of $16.41 per barrel. At June 30, 1999, based on the difference between the swap prices and the posted future prices for crude oil over the remaining term of the swap, the estimated fair value of the swap is $(367,000). The actual market price of crude oil when the swap is settled each month will differ from June 30, 1999 posted future prices.

The operating results from oil and gas production and development were better in the second quarter and first half of 1999 compared to the similar periods of 1998. This was primarily due to the higher oil prices discussed above, lower depreciation, depletion, and amortization rates in 1999 (which resulted from the impairment losses recorded in the third and fourth quarters of 1998), and the cost controls instituted by management during the latter part of 1998 when there was a significant decrease in oil and gas prices.

Fuel Storage and Distribution

Revenues from the fuel storage and distribution segment were approximately the same in the second quarter and first half of 1999 as they were in the 1998 periods. The segment profit increased 25% in 1999's first half compared to the same period in 1998 primarily due to lower repair and maintenance costs.

Unallocated Corporate Overhead

Unallocated corporate overhead was approximately the same in the second quarter of 1999 as it was in the second quarter of 1998. It was larger in the first half of 1999 compared to 1998 due to higher professional services fees.

Income Taxes

Income taxes in both 1999 and 1998 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Year 2000 Issues

The Company and each of its subsidiaries are working to resolve the potential impact of the Year 2000 on the ability of their computerized information systems to accurately process information that may be date sensitive. Any system that recognizes a date using "00" as the year 1900 rather than the year 2000 could result in errors or systems failures. The Company, PSG, and PST share a number
of common computer systems in their operations.   In addition, Statex uses a
number of computer systems in its operations. Since all of these systems use only standardized computer programs developed by major software vendors, the Company and its subsidiaries are dependent on those software vendors to make the needed modifications to accommodate the Year 2000. Some of these programs have already been modified. For other programs, the vendors have indicated (either in correspondence or on their Web sites) that the modifications will be completed in advance of the Year 2000, although some of the vendors have stated that there are no assurances that this will be accomplished. As a contingency, if any vendor does not modify its software to address the Year 2000 issues on a timely basis, the Company believes that there will be appropriate alternative software available that is Year 2000 compliant and that can be substituted with no material effect on operations. The Company and its subsidiaries believe, based on advice from outside consultants, that their computer hardware is already Year 2000 compliant. Based on information currently available, the Company believes that the costs to address the Year 2000 issues discussed above will be less than $100,000 and that the software modifications using existing or substitute vendors will be completed during the third quarter of 1999.

The Company and its subsidiaries are dependent upon third party providers to perform many services including insurance coverage, employee benefit program administration, shareholder related services, printing, utilities, and communications. Correspondence from most of these providers, as well as general information on their Web sites, indicates that they expect to address their significant Year 2000 issues on a timely basis. The Company will continue to monitor the progress of all of its significant third party providers.

The Company has no control over these providers becoming Year 2000 compliant. As a contingency, if a provider does not become Year 2000 compliant in a timely manner, the Company, in many cases, may be able to change to another service provider that is compliant. Such a contingency plan is expected to be completed during the third quarter of 1999.

The Company's largest revenue source is aircraft lease revenue from US Airways, America West Airlines, Inc., and Continental Airlines, Inc. Lease revenue represented 68% of total revenues for the first half of 1999. Revenue from US Airways alone represented 48% of total revenues for the same period. The Company has approached each lessee regarding its compliance with Year 2000 issues. Each has indicated to the Company and in filings made with the Securities and Exchange Commission that it is not currently Year 2000 compliant. However, each has disclosed that they are working toward becoming compliant. These lessees have further indicated that they could suffer material adverse effects on their results of operations and financial condition if they or third parties they rely upon are not Year 2000 compliant. Such an adverse effect could jeopardize the lessees' ability to make lease payments to the Company.
The Company has no control over these lessees becoming Year 2000 compliant and, accordingly, no contingency plan is available to the Company. In the event that failure to become Year 2000 compliant on the part of any lessee adversely affects its ability to make lease payments to the Company, the Company is unable to estimate the amount of lease revenue, if any, that would not be paid. It is possible that the Company could sustain a significant interruption in its revenue stream that would affect the Company's ability to make its debt payments on loans secured by leased aircraft.

Oil and gas revenues generated by Statex amounted to 19% of consolidated revenues for the first half of 1999. Approximately 66% of Statex's revenues come directly or indirectly from Sunoco, Inc. ("Sunoco") which has disclosed in public filings that, while it is not yet compliant, it is working to resolve its Year 2000 issues. To the extent that Sunoco or other current purchasers from Statex were unable to purchase oil and gas due to Year 2000 issues, Statex expects that, at least in most cases, it will be able to find alternative purchasers. However, there is no assurance that this could be done or that pricing from alternative purchasers would be the same as that obtained from current purchasers. A contingency plan for alternative purchasers is expected to be in place during the third quarter of 1999. Most of Statex's power to operate its production equipment comes from one large Texas utility. In public filings, this utility has disclosed that, while it is not yet Year 2000 compliant, it is working to resolve these issues. Statex's operations could be negatively impacted if this utility company or any of its other utility providers were not Year 2000 compliant and could not provide their services.
The Company is unable to estimate the potential impact on its operations if Statex's customers or its utility providers are not Year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Oil and Gas Production and Development" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As reported in the Company's Form 10-K/A for the year ended December 31, 1998, the CCSF, on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants
at SFIA, including oil companies, rental car companies, and airlines.   As the
owner of SFIA, CCSF alleged that the tenants were liable for environmental contamination at SFIA. CCSF sought to recover from the tenants the costs it had incurred in investigating and cleaning-up contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the "CCSF Action"). For information with respect to the CCSF Action, the related cross actions, and the environmental remediation liability, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). The following paragraphs update the status of the CCSF Action.

In April 1999, CCSF filed a Second Amended Complaint naming PST as a defendant. Previously, CCSF had not alleged claims against PST or PSG, although ARCO had filed a Cross-Complaint and Third Party Complaint against PSG in 1997. PST filed an answer to the Second Amended Complaint in May 1999, denying the claims alleged against it by CCSF. At the same time, PST filed claims against ARCO, Texaco, and Lockheed Air Terminal Inc. ("Lockheed"), alleging that each company was liable for any potential liability of PST to CCSF. ARCO, Texaco, and Lockheed have each denied PST's claims, and each has filed claims alleging that PST and/or PSG are liable for their environmental liability to CCSF.

In May 1999, PST entered into a settlement agreement with CCSF, which would require PST to pay $680,000 in exchange for a release by CCSF of any and all investigatory and clean-up costs incurred by CCSF as of May 1998. The SFIA Airports Commission approved the settlement in June 1999. The proposed settlement agreement will become final once the Federal District Court has adjudged the settlement a "good faith settlement." Two tenants of SFIA have filed objections to the proposed settlement. However, settlements with other tenants have previously been approved by the Federal District Court even with objections by the same two tenants. The Federal District Court is scheduled to consider the proposed settlement agreement on August 13, 1999. If the Court grants the motion, then the proposed settlement will become final. The granting of the "good faith settlement" motion will bar other SFIA tenants from asserting non-contractual contribution and indemnity claims against PST or PSG. The proposed settlement agreement will not affect those claims among PST/PSG and ARCO, Texaco, and Lockheed which are not barred by the "good faith settlement" determination. It will also not preclude CCSF from seeking to recover future investigatory and remediation costs from PST.

Apart from the CCSF Action, in June 1999, the Regional Water Quality Control Board, San Francisco Bay Region, approved an order that identifies PST and other SFIA tenants as dischargers at certain locations at SFIA, establishes clean-up standards, and orders that certain investigation, remediation, and monitoring be conducted at SFIA. While PST has already undertaken some of this work, PST is preparing to participate with other tenants in certain investigatory, remedation, and monitoring activities that have not yet been undertaken or completed.

The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the approximately $4.5 million (representing the unspent balance of the estimated remediation liabilities recorded in 1997 and 1996) of estimated environmental remediation liability recorded as of June 30, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

  None.


Item 3.  Defaults Upon Senior Securities.

  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 27, 1999. The purpose of the meeting was to elect all directors of the Company to serve until the 2000 annual meeting of stockholders and until their successors are elected and qualified. The votes cast for directors were as follows:


                                                     For           Withheld
                                                -------------    ------------

William H. Borthwick                                3,873,620          11,830
Steven D. Broidy                                    3,877,194           8,256
J.P. Guerin                                         3,877,169           8,281
Donald W.  Killian, Jr.                             3,873,668          11,782
Christopher H.B. Mills                              3,818,644          66,806
Charles E.  Rickershauser, Jr.                      3,875,659           9,791

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



Date: August 6, 1999



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