Form 10-Q
period 1999-09-30
PS GROUP HOLDINGS INC
filed 1999-11-09
CIK 1013834

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                      ___________________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1999: 6,068,313 shares of common stock, $1 par value.

================================================================================

                            PS GROUP HOLDINGS, INC.
                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q for the third quarter of 1999 may be deemed forward-looking, such as: the possibility of a fourth quarter 1999 sale of one MD-80 aircraft currently on lease to US Airways, Inc. ("US Airways"); the estimated amount of tax benefits that will be used on account of the April 1999 sale of five BAe 146 aircraft, the October 1999 sale of one BAe 146 aircraft, the potential fourth quarter 1999 sale of the MD-80 aircraft, and the estimated amounts of remaining tax benefits as of December 31, 1999; the potential liability for environmental contamination at the San Francisco International Airport ("SFIA"), the related cost of remediation, and pending and potential litigation, and the recoverability of any portion of this cost from third parties; the volatility of the prices of crude oil and natural gas and the resultant effect on Statex Petroleum, Inc. ("Statex"), the oil and gas production and development segment of the Company, including the effect on the fair value of Statex's commodity swap agreement for crude oil and Statex's ability to remain in compliance with financial loan covenants contained in its separate bank credit agreement, and the Company's ability to pay the principal and interest outstanding under this credit agreement if the bank is unwilling to grant future waivers and declares the loan due and payable; and the impact of Year 2000 issues on the Company. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, but not limited to: the effect, if such sale occurs, of the possible fourth quarter 1999 sale of one MD-80 aircraft on the Company's financial condition and results of operations; the possibility that the amount of tax benefits actually used in the 1999 aircraft sales and the amounts of remaining tax benefits as of December 31, 1999 will be different from the amounts estimated; the efficacy of the transfer restrictions on the Company's common stock in preserving the Company's remaining substantial tax benefits, the Company's ability to realize such benefits, and the possible effect on the availability of such benefits if stockholders of the Company do not vote to extend such transfer restrictions beyond their scheduled expiration in the year 2000; the uncertainties inherent in estimating the cost of environmental remediation and related pending and potential litigation at SFIA; the future effect of the volatility of the price of oil and gas on Statex's earnings from operations and on the future value of Statex's commodity swap agreement; the possibility of future non-compliance with financial loan covenants by Statex, and the possible inability of Statex to obtain waivers from its bank with respect to such noncompliance; the impact on the business, financial condition and results of operations of the Company if the Company or its subsidiaries, or third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner; the impact of economic conditions on each business segment; the impact of competition; the impact of governmental legislation and regulation and possible future changes therein; and other risks detailed in this Form 10-Q for the third quarter of 1999, the Company's Form 10-K/A for 1998 (including portions of the Company's Annual Report to Stockholders for 1998 incorporated by reference in such Form 10-K/A), and in other filings the Company has made with the Securities and Exchange Commission. Should any of such risks or uncertainties materialize or should other assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements.

                        PART  I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

PS Group Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                         Sep. 30,            Dec. 31,
                                                           1999                1998
                                                       -------------       -------------
                                                        (Unaudited)           (Note A)
ASSETS

Current assets:
  Cash and cash equivalents                            $       7,099       $       3,747
  U.S. Government securities                                  19,107                 636
  Accounts and notes receivable                                2,461               4,894
  Current portion of aircraft leases                           5,682               8,366
  Net investment in aircraft held pending sales               10,644                   -
  Other current assets                                         1,933               1,410
                                                       -------------       -------------
     Total current assets                                     46,926              19,053

Property and equipment, net                                   11,238              10,980
Aircraft leased under operating leases, net                   38,911              62,359
Investment in aircraft financing leases                       60,459              74,944
Other assets                                                   2,840               4,393
                                                       -------------       -------------
                                                       $     160,374       $     171,729
                                                       =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities        $       3,307       $       1,897
  Accrued interest                                               545               1,023
  Environmental remediation liability                          1,129               1,076
  Current portion of long-term obligations                    11,318              19,706
                                                       -------------       -------------
   Total current liabilities                                  16,299              23,702

Long-term obligations                                         28,055              36,605
Deferred income taxes                                         20,608              18,680
Environmental remediation liability                            2,661               3,498
Other liabilities                                              7,791               7,580

Stockholders' equity:
  Common stock                                                 6,068               6,068
  Additional paid-in capital                                  75,596              75,596
  Retained earnings                                            3,296                   -
                                                       -------------       -------------
   Total stockholders' equity                                 84,960              81,664
                                                       -------------       -------------
                                                       $     160,374       $     171,729
                                                       =============       =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                     Three Months         Nine Months
                                                    Ended Sep. 30,       Ended Sep. 30,
                                                  ------------------   -----------------
                                                    1999      1998       1999       1998
                                                  -------   --------   -------   -------
Revenues:
   Aircraft leasing                               $ 3,843   $ 6,042    $13,940   $18,330
   Gain on aircraft sales                               -         -        967         -
   Oil and gas production                           1,990     1,442      4,817     4,822
   Fuel storage and distribution                      219       216        606       598
   Interest and other income                          336       480        817     1,211
                                                  -------   -------    -------   -------
                                                    6,388     8,180     21,147    24,961
                                                  -------   -------    -------   -------
Costs and expenses:
   Cost of sales                                    1,208     1,479      3,136     4,073
   Depreciation, depletion and amortization         1,617     3,103      5,982     9,444
   Impairment loss on oil and gas properties            -    10,200          -    10,200
   General and administrative expenses                914       557      2,655     2,145
   Interest expense                                 1,174     1,626      3,677     5,621
                                                  -------   -------    -------   -------
                                                    4,913    16,965     15,450    31,483
                                                  -------   -------    -------   -------
Income (loss) before taxes                          1,475    (8,785)     5,697    (6,522)
Provision (credit) for taxes                          628    (3,409)     2,401    (2,453)
                                                  -------   -------    -------   -------
     Net income (loss)                            $   847   $(5,376)   $ 3,296   $(4,069)
                                                  =======   =======    =======   =======

Basic and diluted net income (loss) per share     $   .14   $  (.89)   $   .54   $  (.67)
                                                  =======   =======    =======   =======
Shares used in determining basic and
   diluted net income (loss) per share              6,068     6,068      6,068     6,068
                                                  =======   =======    =======   =======

See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Nine Months
                                                                 Ended Sep. 30,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
Cash flows from continuing operations:
 Cash provided from operating activities                     $ 11,997       $  9,804

 Cash flows from investing activities:
  Proceeds from aircraft sales                                 20,151              -
  Purchase of U.S. Government securities                      (18,300)       (23,096)
  Proceeds from maturities of U.S. Government securities          652          7,883
  Capital additions (primarily oil and gas related)            (1,321)        (1,821)
  Financing leases and other                                    5,511          7,329
                                                             --------       --------
    Net cash provided from (used in) investing activities       6,693         (9,705)
                                                             --------       --------
 Cash flows from financing activities:
   Additions to long-term obligations                             850            600
 Reductions in long-term obligations                          (16,762)       (16,077)
                                                             --------       --------
    Net cash used in financing activities                     (15,912)       (15,477
                                                             --------       --------
Cash provided from discontinued operation                         574          6,652
                                                             --------       --------
Net increase (decrease) in cash and cash equivalents            3,352         (8,726)
Cash and cash equivalents at beginning of period                3,747         10,921
                                                             --------       --------
Cash and cash equivalents at end of period                   $  7,099       $  2,195
                                                             ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

PS Group Holdings, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999


Note A.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Operating results for the quarter and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.   1999 Aircraft Sales and Pending Fourth Quarter Aircraft Sale

In April 1999, PS Group, Inc. ("PSG"), the aircraft leasing subsidiary of the Company, sold five BAe 146 aircraft to US Airways under termination rights that existed in the leases. The Company's second quarter 1999 net gain from these sales was approximately $.6 million ($.09 per share). Net cash proceeds were approximately $12.5 million after debt and accrued interest payments of approximately $7.6 million. On October 1, 1999, US Airways exercised its lease termination right and purchased the last remaining BAe 146 aircraft leased from PSG. The sale did not result in any net gain or loss and the net cash proceeds were approximately $.9 million after debt repayments of approximately $1 million.

PSG has executed an agreement to sell an MD-80 aircraft for approximately $10.1 million in cash proceeds (there is no debt on this aircraft). PSG is attempting to conclude the sale during the fourth quarter of 1999. If the sale closes, the net gain is estimated to be $130,000 ($.02 per share). The consummation of the sale is subject to satisfaction of a number of conditions precedent and therefore, there can be no assurance that the transaction will close in the fourth quarter of 1999, or at all.

The amount shown on the Consolidated Balance Sheet as "Net investment in aircraft held pending sales" represents PSG's carrying value of the BAe 146 aircraft sold in October

1999, less the associated debt (which was paid by US Airways on September 30, 1999), and the carrying value of the MD-80 aircraft described above.

It is estimated that, with the tax gain on the sale of the six BAe 146 aircraft, all of the federal net operating loss carryforwards ("NOL's") remaining as of December 31, 1998 and approximately $.7 million of the unused investment tax credits ("ITC's") will be utilized. It is also estimated that the pending sale of the MD-80 aircraft will use approximately $2.7 million of the unused ITC's. The Company currently estimates that, as of December 31, 1999, it will have approximately $7.9 million of unused ITC's, which expire, if not used, in the following years: $1.8 million in 2000, $2.9 million in 2001, and $3.2 million in 2002.

Note C.   Final Settlement with the California Franchise Tax Board ("CFTB")

PSG's tentative settlement with the CFTB, which was paid in 1998, relating to net tax claims for the years 1987 through 1990 became final in August 1999.

Note D.   Restrictions on the Transfer of Common Shares

There are certain restrictions imposed on the transfer of common shares of the Company. In general, and subject to an exemption for certain dispositions of shares by persons who were "pre-existing 5% shareholders" (as defined in the Company's Restated Certificate of Incorporation) on June 5, 1996, the transfer restrictions prohibit, without prior approval of the Board of Directors, the direct or indirect disposition or acquisition of any stock of the Company by or to any holder who owns, or would, as a result thereof, own (either directly or through the tax attribution rules) 5% or more of the stock upon such acquisition. These restrictions were imposed in order to help preserve the Company's NOL's, unused ITC's, and other tax benefits by decreasing the risk of an "ownership change" for federal income tax purposes. At the time these restrictions were imposed, the Company had substantial NOL's and unused ITC's. As described in Note B above, it is estimated that with the sale of the six BAe 146 aircraft in 1999, these NOL's have been completely utilized, but unused ITC's and other tax benefits still remain. The transfer restrictions, by their terms, are scheduled to expire immediately following the conclusion of the Company's annual meeting of stockholders for the year 2000, unless the stockholders pass a resolution extending such expiration date.

Note E.   Segment Information

                                      Three Months                      Nine Months
                                     Ending Sep. 30,                   Ending Sep. 30,
                                ------------------------           ----------------------
                                  1999            1998               1999          1998
                                --------        --------           --------      --------
                                                      (in thousands)
REVENUES:
 Aircraft leasing               $  3,843        $  6,042           $ 14,907      $ 18,330
 Oil and gas production            1,990           1,442              4,817         4,822
 Fuel storage and distribution       219             216                606           598
 Interest and other                  336             480                817         1,211
                                --------        --------           --------      --------
   Consolidated revenues        $  6,388        $  8,180           $ 21,147      $ 24,961
                                ========        ========           ========      ========

                                       Three Months                        Nine Months
                                      Ending Sep. 30,                    Ending Sep. 30,
                                  ------------------------           ----------------------
                                    1999            1998               1999          1998
                                  --------        --------           --------      --------
                                                        (in thousands)
Segment profit (loss):
  Aircraft leasing                $  1,698        $  2,034           $  6,943      $  5,767
  Oil and gas production (a)             7         (11,044)              (113)      (11,998)
  Fuel storage and distribution         89             109                284           265
  Other                                278             613                725         1,385
  Unallocated corporate expenses      (597)           (497)            (2,142)       (1,941)
                                  --------        --------           --------      --------
   Consolidated income before
   income taxes                   $  1,475        $ (8,785)          $  5,697      $ (6,522)
                                  ========        ========           ========      ========

(a) Segment loss for oil and gas production for the three and nine months ended September 30, 1998 includes a $10.2 million impairment loss.

                                             Sept. 30,     Dec. 31,
                                               1999          1998
                                             --------      --------
                                                (in thousands)
Segment assets:
 Aircraft leasing                            $115,089      $150,588
 Oil and gas production                        13,664        12,254
 Fuel storage and distribution                    605           906
 Other                                         31,016         7,981
                                             --------      --------
  Consolidated assets                        $160,374      $171,729
                                             ========      ========

Segment assets for aircraft leasing decreased by $35.5 million (24%) from the amount reported at December 31, 1998 primarily as a result of the sale of the five BAe 146 aircraft sold in April 1999 (refer to Note B above), the September 1999 payoff of the debt associated with the BAe 146 aircraft sold in October 1999 (refer to Note B above), and normal depreciation. Segment assets - other increased $23 million (289%) from December 31, 1998 largely because of the increase in U.S. Government securities, which were purchased primarily with the net sales proceeds of the aircraft sold in April 1999 (refer to Note B above), and the increase in cash.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Readers are cautioned that forward-looking statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's disclosures under the heading:
"CAUTION REGARDING FORWARD-LOOKING STATEMENTS" found on page 1.

Financial Condition

At September 30, 1999, the Company's principal sources of liquidity were cash, cash equivalents, and U.S. Government securities totaling $26.2 million, a $21.8 million increase from December 31, 1998. The major increase in liquidity related to the net cash proceeds from the sale of the aircraft described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements. Working capital increased by $35.3 million since December 31, 1998 principally because of the increase in U.S. Government securities (described above), the reclassification of two aircraft to current assets (pending the sales described in Note B of the Notes to Unaudited Condensed Consolidated Financial Statements, one of which closed after the end of the third quarter on October 1, 1999) and the increase in cash (detailed in the Consolidated Statement of Cash Flow). The Company's capitalization consisted of 32% long and short-term obligations and 68% equity at September 30, 1999 compared to 41% long and short-term obligations and 59% equity at December 31, 1998. The $16.9 million decrease in long and short-term obligations from December 31, 1998 to September 30, 1999 resulted primarily from US Airways' repayment of the debt on the six BAe 146 aircraft sold in 1999 (the debt for the aircraft sold on October 1, 1999 was repaid in September 1999) as well as normal debt payments.

At the end of the third quarter of 1999, $1 million was outstanding under a bank credit agreement, consisting entirely of letters of credit, all of which were fully cash collateralized. No additional letters of credit or borrowings are permitted under the bank credit agreement.

Statex has a separate bank credit agreement collateralized by its major oil and gas properties. As of September 30, 1999, $6.7 million was borrowed under this agreement. Due to losses in the third and fourth quarters of 1998, Statex did not meet a financial covenant contained in its bank loan agreement relating to the fixed charge ratio. Statex obtained waivers from the bank relating to its non-compliance with this financial covenant in the third and fourth quarters of 1998. Statex was in compliance with all financial loan covenants in the first, second, and third quarters of 1999. It is possible that future losses could cause Statex to be out of compliance again with this financial covenant or with other covenants in its bank credit agreement. There can be no assurances that the bank will be willing to grant additional waivers in the future. If any needed additional waivers are not granted, the bank could, by notice to Statex, declare the outstanding principal and interest due and payable. The Company believes that if, in the future, the bank declared the Statex note due and payable, and if the Company felt it was appropriate, then it would have adequate funds to advance to Statex to pay the outstanding principal and interest.

PSG's aircraft lease portfolio represents the major portion of the Company's assets and its largest source of cash flow. Following the 1999 sales of six BAe 146 aircraft (refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements), the lease portfolio consisted of nine aircraft (one of which is held pending sale, refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements), of which six are leased to US Airways. For a discussion of US Airways' financial condition and its potential impact on PSG, refer to the section entitled "Aircraft Leasing" in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). PSG refers readers to public information regarding US Airways for further and more current details relating to its financial condition.

The Company believes that its cash, cash equivalents, U.S. Government securities, and projected cash flow are adequate to meet the operating and planned capital needs of the Company in both the short and long-term.


Results of Operations - Comparison of the Three and Nine Months Periods Ended September 30, 1999 and 1998

Refer to Note E of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule showing revenues, profit (loss), and assets by reportable segment.

Aircraft Leasing

Aircraft leasing revenues (excluding the gain on aircraft sales) declined 36% and 24%, respectively, in the third quarter and first nine months of 1999 compared to the same periods in 1998 principally due to (i) reduced revenues due to the sale of the five BAe 146 aircraft in April 1999, (ii) reduced revenue recognition associated with aircraft leased under financing leases, and (iii) lease rate resets on certain aircraft leases tied to lower interest rates (these lower lease rates were matched by lower interest expense on the related debt). In future periods, leasing revenues will continue to decline because of the reduced revenue recognition associated with aircraft leased under financing leases, possible lease rate resets on certain aircraft, and possible future aircraft sales.

The segment profit from aircraft leasing in the first nine months of 1999 included a gain of $967,000 from the sale of the five BAe 146 aircraft. Segment profit from aircraft leasing was 16.5% lower in the third quarter of 1999 compared to the comparable 1998 quarter primarily due to fewer aircraft on lease (which was the result of the sale of the five BAe 146 aircraft in April 1999). Segment profit from aircraft leasing, excluding the gain on the aircraft sales, was 3.6% higher in the first nine months of 1999 compared to the same period in 1998 primarily due to lower interest expense (due to lower debt balances and lower interest rates) and an adjustment to the lease revenue that resulted from the sale of the five BAe 146 aircraft. These items were partially offset by lower finance lease income and fewer aircraft on lease.

Refer to Note B of the Notes to Unaudited Condensed Consolidated Financial Statements for information on the five BAe 146 aircraft sold in April 1999, the one BAe 146 aircraft sold on October 1, 1999, and the pending sale of one MD-80 aircraft. As aircraft are sold, revenues and net income from the aircraft leasing segment will be reduced.

Oil and Gas Production and Development

Oil and gas production revenues for the third quarter of 1999 were 38% higher than in the third quarter of 1998 principally due to 61% higher average oil prices per barrel, partially offset by the negative effect of the swap agreement discussed below. Revenues in the first nine months of 1999 were approximately the same as the 1998 period. However, there were offsetting items that caused this. While oil prices were up 21%, oil volumes were down by 9% and, in addition, there was the negative effect of the swap agreement discussed below. For September 1999, the average monthly oil price received by Statex (before the negative effect of the swap discussed below) was 137% greater than the December 1998 average price. There has been significant volatility in oil and gas prices and such volatility is expected to continue.

In order to reduce the effect of the volatility in oil prices, Statex entered into a commodity swap agreement ("the swap") in April 1999 which hedges the price of crude oil for approximately 55% of its current average oil production for a twelve month period starting in May 1999. Gains or losses under the swap are deferred and recognized as an adjustment to oil revenues in each month as the swap is settled. As a result of the swap, Statex recognized a $216,000 and $226,000 reduction in revenues in the third quarter and first nine months of 1999, respectively. Although the swap was entered into to reduce Statex's exposure to decreases in crude oil prices, it also limits the benefit that Statex might otherwise receive from increases in crude oil prices. As of September 30, 1999, Statex has hedged the price of 15,000 barrels of crude oil for each of the next seven months at a weighted average price of $16.20 per barrel. At September 30, 1999, based on the difference between the swap prices and the posted future prices for crude oil over the remaining term of the swap, the estimated fair value of the swap is a negative $718,000. The actual market price of crude oil when the swap is settled each month will differ from September 30, 1999 posted future prices.

The operating results from oil and gas production and development were significantly improved in the third quarter and first nine months of 1999 compared to the similar periods of 1998 because of the $10.2 million impairment loss recorded in September 1998. Third quarter 1999 operating results were reduce by approximately $221,000 relating to deferred compensation agreements with two retirees.

Fuel Storage and Distribution

Revenues and the segment profit from the fuel storage and distribution segment were approximately the same in the third quarter and first nine months of 1999 as they were in the 1998 periods.

Other

Other segment profit is down in both the third quarter and first nine months of 1999 compared to the 1998 periods due to reduced interest income which resulted from lower average balances in cash and cash equivalents, marketable securities, and notes receivable.

Unallocated Corporate Overhead

Unallocated corporate overhead was higher in the third quarter of 1999 and in the first nine months of 1999 compared to the same periods in 1998 due principally to higher professional services fees.

Income Taxes

Income taxes in both 1999 and 1998 differ from the corporate federal tax rate primarily because of the effect of state taxes.

Year 2000 Issues

The Company and each of its subsidiaries continue to monitor the potential impact of the Year 2000 on the ability of their computerized information systems to accurately process information that may be date sensitive. Since all of the systems used by the Company and each of its subsidiaries use only standardized computer programs developed by major software vendors, the Company and its subsidiaries are dependent on those software vendors to make any modifications to accommodate the Year 2000. Based on advice (either in correspondence or on their Web sites) from software vendors and outside consultants, the Company believes that its computerized information systems are Year 2000 compliant in all material respects.

The Company and its subsidiaries are dependent upon third parties to provide many services including insurance coverage, employee benefit program administration, shareholder related services, printing, utilities, and communications. Correspondence from most of these providers, as well as general information on their Web sites, indicates that they have resolved their Year 2000 issues. The Company will continue to monitor all of its significant third party providers. The Company has no control over these providers becoming Year 2000 compliant. As a contingency, if a provider is not Year 2000 compliant, the Company, in many cases, may be able to change to another service provider that is compliant. However, since all the Company's major service providers have indicated that they expect to be Year 2000 compliant on a timely basis, there is no formal contingency plan.

The Company's largest revenue source is aircraft lease revenue from US Airways, America West Airlines, Inc., and Continental Airlines, Inc. Lease revenue represented 69% of consolidated revenues (excluding gain on aircraft sales) for the first nine months of 1999. Revenue from US Airways alone represented 54% of total revenues for the same period. The Company has approached each lessee regarding its compliance with Year 2000 issues. Each has indicated in correspondence to the Company, on their Web sites, and in filings made with the Securities and Exchange Commission that they are working towards being Year 2000 compliant on a timely basis. However, these lessees have further indicated that they could suffer material adverse effects on their results of operations and financial condition if they or third parties they rely upon are not Year 2000 compliant. Such an adverse effect could jeopardize the lessees' ability to make lease payments to the Company. The Company has no control over these lessees becoming Year 2000 compliant and, accordingly, no contingency plan is available to the Company. In the event that failure to become Year 2000 compliant on the part of any lessee adversely affects its ability to make lease payments to the Company, the Company is unable to estimate the amount of lease revenue, if any, that would not be paid. It is possible that the Company could sustain a significant interruption in its revenue stream that would affect the Company's ability to make its debt payments on loans secured by leased aircraft.

Oil and gas revenues generated by Statex amounted to 24% of consolidated revenues (excluding gain on aircraft sales) for the first nine months of 1999. Approximately 66% of Statex's revenues come directly or indirectly from Sunoco, Inc. ("Sunoco") which has disclosed in public filings and on its Web site that it is working to resolve its Year 2000 issues on a timely basis. To the extent that Sunoco or other current purchasers from Statex were unable to purchase oil and gas due to Year 2000 issues, Statex expects that, at least in most cases, it will be able to find alternative purchasers. However, there is no assurance that this could be done or that pricing from alternative purchasers would be the same as that obtained from current purchasers. A contingency plan for alternative purchasers is currently in place. Most of Statex's power to operate its production equipment comes from one large Texas utility which has indicated on its Web site that it is Year 2000 compliant. Statex's operations could be negatively impacted if this utility company or any of its other utility providers were not Year 2000 compliant and could not provide their services. The Company is unable to estimate the potential impact on its operations if Statex's customers or its utility providers are not Year 2000 compliant.

If the Company or its subsidiaries, or any third parties with which they have material business relationships, are unsuccessful in solving the Year 2000 issues in a timely manner, it could have a material adverse effect on the Company's business, financial condition, and results of operations. Beyond the information disclosed above, the Company is unable to determine the extent of such potential adverse effects.

Item 3.   Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Oil and Gas Production and Development" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

As reported in the Company's Form 10-K/A for the year ended December 31, 1998, the City and County of San Francisco ("CCSF"), on July 11, 1997, filed a complaint in the Superior Court, State of California, County of San Francisco, against various present and former tenants at SFIA, including oil companies, rental car companies, and airlines. As the owner of SFIA, CCSF alleged that the tenants were liable for environmental contamination at SFIA. CCSF sought to recover from the tenants the costs it had incurred in investigating and cleaning up contamination in and around SFIA. The action was removed to the United States District Court for the Northern District of California and is now captioned City and County of San Francisco v. ARCO, et. al., U.S. District Court, N. D. Cal., Case No. C97-2965 CAL (the "CCSF Action"). For information with respect to the CCSF Action, the related cross actions, and the environmental remediation liability, see Note 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders (Exhibit 13 to the Company's Form 10-K/A for the year ending December 31, 1998). The following paragraphs update the status of the CCSF Action.

In April 1999, CCSF filed a Second Amended Complaint naming PS Trading, Inc. ("PST") as a defendant. Previously, CCSF had not alleged claims against PST or PSG, although ARCO had filed a Cross-Complaint and Third Party Complaint against PSG in 1997. PST filed an answer to the Second Amended Complaint in May 1999, denying the claims alleged against it by CCSF. At the same time, PST filed claims against ARCO, Texaco, and Lockheed Air Terminal Inc. ("Lockheed"), alleging that each company was liable for any potential liability of PST to CCSF. ARCO, Texaco, and Lockheed have each denied PST's claims, and each has filed claims alleging that PST and/or PSG are liable for their environmental liability to CCSF.

In May 1999, PST entered into a settlement agreement with CCSF, which would require PST to pay $680,000 in exchange for a release by CCSF of any and all investigatory and clean-up costs incurred by CCSF as of May 1998. The SFIA Airports Commission approved the settlement in June 1999. On August 23, 1999, the proposed settlement agreement became final when the Federal District Court adjudged the settlement a "good faith settlement." The $680,000 was paid to CCSF in September 1999. The granting of the "good faith settlement" motion bars other SFIA tenants from asserting non-contractual contribution and indemnity claims against PST or PSG. The CCSF settlement agreement does not affect those claims among PST/PSG and ARCO, Texaco, and Lockheed which are not barred by the "good faith settlement" determination. It will also not preclude CCSF from seeking to recover future investigatory and remediation costs from PST.

By September 1999, all tenants had settled CCSF's claims for investigatory and remediation costs incurred through May 1998, except for CCSF's claims against American Airlines ("American"), Unocal, and TWA. In September 1999, the Court entered a case management order providing for the discovery and trial of SFIA's claims against American, Unocal, and TWA, as well as American's claims against five other tenants (neither PST nor PSG have been sued by American). The trial of those claims has been set for January 2001. Other claims in the case, including CCSF's post-May 1998 claims against all tenants (including PST) and the claims among PST/PSG, ARCO, Texaco, and Lockheed have not been set for trial. CCSF has not disclosed the nature and extent of its post-May 1998 claims, or whether it intends to pursue such claims against those tenants, such as PST, who have settled.

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

The Company is unable to determine whether any of the claims mentioned above will ultimately have any material adverse consequences to it beyond the approximately $3.8 million (representing the unspent balance of the estimated remediation liabilities recorded in 1997 and 1996) of estimated environmental remediation liability recorded as of September 30, 1999.

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

             (b) Retirement Plan for Corporate Officers of PSA, Inc. (now PS
                 Group, Inc.) and Participating Subsidiaries effective March 12, 1984, amending and restating the Retirement Plan for Corporate Officers of Pacific Southwest Airlines. (Incorporated by reference to Exhibit 10(d) to PSG's 1994 Annual Report on Form 10-K.)
             (c) Split Dollar Insurance Agreement dated as of January 1, 1986 between PS Group, Inc. (PSG) and Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Split Dollar Insurance Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(c) to the Company's 1997 Annual Report on Form 10-K.)
             (d) Employment Agreement dated January 15, 1988 between PSG and
                 Lawrence A. Guske. This Agreement is substantially identical in all material respects to the Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(f) to the Company's 1996 Annual Report on Form 10-K.)
             (e) Amendment dated April 1, 1989 to Employment Agreement between
                 PSG and Lawrence A. Guske. This Amendment is substantially identical in all material respects to Amendment to Employment Agreement between PSG and Johanna Unger. (Incorporated by reference to Exhibit 10(g) to the Company's 1996 Annual Report on Form 10-K.)
             (f) Letter dated January 30, 1996 from Charles E. Rickershauser,
                 Jr. to Lawrence A. Guske relating to the relationship between the Employment Agreement referred to in Exhibit 10(b) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles E. Rickershauser, Jr. and Johanna Unger. (Incorporated by reference to Exhibit 10(h) to the Company's 1996 Annual Report on Form 10-K.)
             (g) Letter dated February 8, 1999 from Charles E. Rickershauser,
                 Jr. to Lawrence A. Guske clarifying the definition of "Change of Control" found in the Employment Agreement referred to in
                 Exhibit 10(b) and the Reorganization. This Letter is substantially identical in all material respects to the Letter between Charles E. Rickershauser, Jr. and Johanna Unger. (Incorporated by reference to Exhibit 10(g) to the Company's 1998 Annual Report on Form 10-K.)
             (h) Amended and Restated Split Dollar Life Insurance Agreement
                 dated as of January 1, 1999 between PSG and Janet Rickershauser (daughter of Charles E. Rickershauser, Jr.). (Incorporated by reference to Exhibit 10(h) to the Company's 1998 Annual Report on Form 10-K.)
             (i) Further Amended and Restated Executive Retirement Agreement
                 between PSG and Charles E. Rickershauser, Jr. dated as of March 25, 1999. (Incorporated by reference to Exhibit 10(i) to the Company's 1998 Annual Report on Form 10-K.)
             (j) Agreement dated December 14, 1990 between Berkshire Hathaway
                 Inc. (Berkshire) and PSG relating to Berkshire's acquisition of PSG's

                 Common Stock. (Incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K.)

       (27)  Financial data schedule.

       EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       Matters relating to executive compensation plans and arrangements can be found In the following exhibits: (10)(a), (10)(b), (10)(c), (10(d),
       (10)(e), (10)(f), (10)(g), (10)(h), and (10)(i).

       All exhibits incorporated by reference on or after June 5, 1996 are filed in PS Group Holdings, Inc. documents (Commission file number 1-7141); exhibits incorporated by reference before June 5, 1996 are filed in PSG documents (same Commission file number as PS Group Holdings, Inc.).

   (b) Reports on Form 8-K

       Current report on Form 8-K dated August 6, 1999 relating to the approval of the settlement with the CFTB on August 6, 1999 and the approval by the Federal District Court for the Northern District of California, on August 23, 1999, of the settlement relating to litigation involving environmental contamination at SFIA.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 1999


                                             PS GROUP HOLDINGS, INC.
                                             -----------------------
                                                  (Registrant)



                                             /s/ L.A. Guske
                                             -----------------------

                                             LAWRENCE A. GUSKE
                                             Vice President- Finance and
                                             Chief Financial Officer and
                                             Authorized Officer of the
                                             Registrant